Form 10-Q
period 1997-08-31
NEWCOM INC
filed 1997-10-24
CIK 1042100

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended August 31, 1997       Commission File Number 0-23079


                                  NEWCOM, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                     95-4485355
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)

                               31166 VIA COLINAS
                          WESTLAKE VILLAGE, CA  91362
                    (Address of principal executive offices)

Registrant's telephone number, including area code:    (818) 597-3200

Former name, former address and former fiscal year, if changed since last report: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                                -    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding at October 23, 1997
               -----                    -------------------------------

          Common Stock, par value              10,000,000 Shares
            $.001 per share

================================================================================

                                 NEWCOM, INC.

                                     INDEX


                                                                        Page No.

PART I.   FINANCIAL INFORMATION

       ITEM 1.                  Financial Statements

                                Statement Regarding Financial Information       2

                                Condensed Balance Sheets as of August 31,
                                1997 and February 28, 1997                      3

                                Condensed Statement of Operations for the
                                Three Months and Six months Ended August 31,
                                1997 and 1996                                   4

                                Condensed Statements of Cash Flows for the
                                Six Months Ended August 31, 1997 and 1996       5

                                Notes to Condensed Financial Statements         6

       ITEM 2.                  Management's Discussion and Analysis            7
                                of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

       ITEM 6.                  Exhibits and Reports on Form 8-K                9


SIGNATURES                                                                     10

                                 NEWCOM, INC.

                         QUARTER ENDED AUGUST 31, 1997

                         PART I. FINANCIAL INFORMATION

The financial statements included herein have been prepared by Newcom, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form S-1 as filed with the SEC (file number 333-31431).

                                  NEWCOM, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                            AUGUST 31,     FEBRUARY 28,
ASSETS                                         1997            1997
----------------------------------------   -------------   -------------
CURRENT ASSETS
----------------------------------------
  Cash and equivalents                     $   1,580,441   $   2,813,631
  Receivables-net                             37,906,278      29,974,924
  Inventories and contract in process         15,976,923      11,495,503
  Prepayments and deposits                     4,213,284               -
  Other current assets                            24,570          45,069
                                           -------------   -------------

   TOTAL CURRENT ASSETS                       59,701,496      44,329,127
                                           -------------   -------------

  Property and equipment, at cost              2,757,634       2,532,278
  Less accumulated depreciation
      and amortization                          (302,608)       (260,908)
                                           -------------   -------------

 NET PROPERTY AND EQUIPMENT                    2,455,026       2,271,370

  Engineering designs and drawings-net           289,024         361,279
  Other assets                                 1,041,931         473,395
                                           -------------   -------------
      Total                                $  63,487,477   $  47,435,171
                                           =============   =============

LIABILITIES AND STOCKHOLDER'S EQUITY
----------------------------------------

CURRENT LIABILITIES:
  Line of credit                           $   7,000,000   $   8,883,656
  Accounts payable                            18,605,202      13,354,178
  Accrued expenses                             2,201,194         174,740
                                           -------------   -------------

   TOTAL CURRENT LIABILITIES                  27,806,396      22,412,574
Due to Aura                                   24,593,120      17,249,874

  COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock par value $.001 per share
  paid in capital.  Issued and
  outstanding 7,578,947 and 7,578,947
  shares respectively.                        10,001,000      10,001,000
  Retained earnings (deficit)                  1,086,961      (2,228,277)
                                           -------------   -------------

     Total stockholders' equity               11,087,961       7,772,723
                                           -------------   -------------
     Total                                 $  63,487,477   $  47,435,171
                                           =============   =============

           See accompanying notes to condensed financial statements.

                                  NEWCOM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED AUGUST 31, 1997 AND 1996
                                  (UNAUDITED)


                                                  THREE MONTHS                   SIX MONTHS
                                           ---------------------------   ---------------------------

                                             1997           1996           1997           1996
                                           -----------    -----------    -----------    -----------

GROSS REVENUES                             $27,292,831    $14,817,228    $43,374,223    $22,282,948
   Less discounts given                         32,792         21,763         63,470         46,100
   Less returns and allowances               4,933,304      3,754,249      5,554,341      3,754,249
                                           -----------    -----------    -----------    -----------

NET REVENUES                                22,326,735     11,041,216     37,756,412     18,482,599

   Cost of revenues                         15,225,628      7,401,456     25,623,511     12,255,968
                                           -----------    -----------    -----------    -----------
GROSS PROFIT                                 7,101,107      3,639,760     12,132,901      6,226,631

EXPENSES

   Selling, general and administrative       3,410,659      2,769,972      6,146,386      4,401,670
                                           -----------    -----------    -----------    -----------
   Total costs and expenses                  3,410,659      2,769,972      6,146,386      4,401,670

INCOME FROM OPERATION                        3,690,448        869,788      5,986,515      1,824,961
OTHER (INCOME) AND EXPENSE
   Other income                                (30,071)        (7,230)       (47,221)       (14,640)
   Interest expense                            715,364        436,572      1,251,099        676,743
                                           -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                   3,005,155        440,446      4,782,637      1,162,858

   Provision for income taxes                  756,399              -      1,467,399        108,000
                                           -----------    -----------    -----------    -----------

   Net income                              $ 2,248,756    $   440,446    $ 3,315,238    $ 1,054,858
                                           ===========    ===========    ===========    ===========

NET INCOME PER SHARE                       $       .30    $       .06    $       .44    $       .14
                                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES USED
TO COMPUTE NET INCOME PER SHARE/A/           7,578,947      7,578,947      7,578,947      7,578,947
                                           ===========    ===========    ===========    ===========

/a/-Adjusted to reflect a 7,578.947 for 1 stock split which occurred in September, 1997 in conjunction with the Company's initial public offering.

           See accompanying notes to condensed financial statements.

                                  NEWCOM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED AUGUST 31, 1997 AND 1996
                                  (UNAUDITED)



                                               1997            1996
                                           -------------   ------------

NET CASH PROVIDED BY (USED) IN
 OPERATIONS                                $ (6,467,424)   $(4,722,576)
                                           ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of property equipment            (225,356)       (63,768)

  NET CASH PROVIDED BY (USED) IN
    INVESTING ACTIVITIES                       (225,356)       (63,768)
                                           ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds(payments) from borrowing      (1,883,656)       183,188
  Cash advances from Aura                    19,777,113      9,236,429
  Cash repayments to Aura                   (12,433,867)    (6,020,081)
                                           ------------    -----------

  NET CASH PROVIDED BY (USED) IN
    FINANCING ACTIVITIES:                     5,459,590      3,399,536
                                           ------------    -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            (1,233,190)    (1,386,808)

Cash and cash equivalents at beginning
 of year                                      2,813,631      2,102,183
                                           ------------    -----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                    $  1,580,441    $   715,375
                                           ============    ===========
Supplemental disclosures of cash flow
 information
     Cash paid during the period for:
           Interest                        $    250,154    $   138,093
           Income Tax                               800            800
                                           ============    ===========


           See accompanying notes to condensed financial statements.

                                  NEWCOM, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1)   MANAGEMENT OPINION

     The condensed financial statements include the accounts of Newcom, Inc. ("The Company").

     In the opinion of management, the accompanying condensed financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three and six months ended August 31, 1997.


2)   SIGNIFICANT CUSTOMERS

     The Company sold communication and multi-media products to three significant customers during the six months ended August 31, 1997. Sales of communication and multi-media products to major mass merchandisers Best Buy, Circuit City, and Computer City accounted for approximately $19.1 million in the six months ended August 31, 1997. There were no sales to these customers in the prior year comparable period.

     None of the above customers are related or affiliated with the Company or any customers of the Company. The Company has no reason to believe that sales to any of these customers will not continue.


3)   CONTINGENCIES

     The Company is engaged in legal actions arising in the ordinary course of business. In the opinion of management based upon the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect. Therefore, no provision for these matters has been made in the Company's consolidated financial statements.


4).  SUBSEQUENT EVENTS

     On September 19, 1997 the Company completed an initial public offering of 2,300,000 Units at $9.50 per Unit, each Unit consisting of one share of NewCom Stock and one Warrant to purchase NewCom Common Stock at $14.25 for a period of five years. Of the units offered to the public, 300,000 shares were sold by the Company's parent, Aura Systems, Inc. NewCom received proceeds of approximately $16.6 million, net of underwriting commissions, discounts and expenses of the offering.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This report may contain forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors that could cause actual results to differ materially from those discussed in such forward-looking statements include the risks described in the Company's Registration Statement on Form S-1 filed with the SEC in connection with its September 1997 initial public offering, which factors are incorporated herein by reference.

     RESULTS OF OPERATIONS

     The Company earned $2,248,756 on net revenues of $22,326,735 for the quarter ended August 31, 1997, compared to earnings of $440,446 on net revenues of $11,041,216 for the comparable prior year quarter. For the six months ended August 31, 1997, the Company earned $3,315,238 on net revenues of $37,756,412, compared to earnings of $1,054,858 on revenues of $18,482,599 for the prior year six month period.

     The increase in net revenues of $11,285,519 and $19,273,813 for the three and six month periods ended August 31, 1997 over the corresponding prior year periods is a result of an increase in the volume of product sold including products such as the 56K modem and higher speed multi media kits.

     Gross margins for the three months ended August 31, 1997 declined slightly to 31.8% from 33.0% in the prior year quarter, and for the six months ended August 31, 1997 declined to 32.1% from 33.7% in the prior year comparable period, due primarily to the mix of products sold in the periods.

     Selling, general and administrative expense for the three and six month periods ended August 31, 1997 increased by $640,687 and $1,744,716 over the prior year like periods due primarily to increased levels of advertising support associated with the increased sales levels and increased staffing as the Company built up its infrastructure to support higher levels of sales.

     Interest expense increased by $278,792 from $436,572 and $574,356 from $676,743 for the three and six month periods ended August 31, 1997 due to higher level of borrowing on the Company's line of credit and higher levels of borrowing from the Company's parent.

     The provision for income taxes increased to $756,399 from nil and $1,467,399 from $108,000 in the three and six months ended August 31, 1997 compared to the prior year periods due to the full utilization of the Company's net operating loss carry forward.

     LIQUIDITY AND CAPITAL RESOURCES

     In the six months ended August 31, 1997, cash decreased by $1,233,190 to $1,580,441 from $2,813,631, at February 28, 1997. Accounts payable and accrued expenses increased by $7,277,478 from February 28,1997 due to increased purchasing of products for resale and beneficial terms from vendors. Inventories increased by $4,481,420 due to the need to increase inventories available for the anticipated increase in sales for the fall selling season.

     The increase in receivables of $7,931,354 is due to the increase in sales volume which was concentrated in the last month of the quarter as sales began to increase for the fall selling season.

     The increase in prepayments was due to the deposits required for long lead items for the Company's Web Pal product and was partially offset by extended payment terms upon delivery of the product.

     Cash flows used in operations increased by $1,744,848 compared to the prior year six months. Working capital increased to $31,895,100 from $21,916,553 over the fiscal year end level, with the current ratio improving to 2.15:1 from 1.98:1.

     In the past, the Company's cash flow generated from operations has not been sufficient to completely fund its working capital needs. Accordingly, the Company has also relied upon external sources of financing to maintain its liquidity, principally advances from the Company's parent, Aura Systems, and bank indebtedness. No assurances can be provided that these funding sources will be available in the future. The Company expects that, with the increasing shipments of the multimedia kits, modems, sound cards and other products the Company will bring to market, cash flows and results of operations should be favorably impacted in the future.

PART II - OTHER INFORMATION

ITEM 6 Exhibits and Reports on Form 8-K

       a) Exhibits:
       See Exhibit Index

       b)   Reports On Form 8-K:

       None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     NEWCOM, INC.
                                                  -------------------
                                                      (Registrant)



Date:   OCTOBER 23, 1997          By:  /s/Steven C. Veen
        ----------------               -----------------
                                          STEVEN C. VEEN
                                         Senior Vice President
                                        Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


 Exhibit                               Sequential
 Number                                Page No.

EX-27        Financial Data Schedule
