Form 10-Q
period 1997-11-30
NEWCOM INC
filed 1998-01-14
CIK 1042100

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter Ended November 30, 1997  Commission File Number 0-23079


                                  NEWCOM, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                           95-4485355
    (State or other jurisdiction      (I.R.S. Employer Identification No.)
  of incorporation or organization)

                               31166 VIA COLINAS
                          WESTLAKE VILLAGE, CA  91362
                    (Address of principal executive offices)

Registrant's telephone number, including area code:    (818) 597-3200

Former name, former address and former fiscal year, if changed since last report: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                                -     -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                           Outstanding at January 13, 1998
         -----                           -------------------------------

Common Stock, par value                          10,000,000 Shares
      $.001 per share

================================================================================

                                  NEWCOM, INC.

                                     INDEX

                                                                         Page No.

PART I.     FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

              Statement Regarding Financial Information                       2


              Condensed Balance Sheets as of November 30, 1997
              and February 28, 1997                                           3



              Condensed Statement of Operations for the Three
              Months and Nine Months Ended November 30, 1997
              and 1996                                                        4

              Condensed Statements of Cash Flows for the Nine
              Months Ended November 30, 1997 and 1996                         5


              Notes to Condensed Financial Statements                         6


     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             7



PART II.  OTHER INFORMATION

   ITEM 6.    Exhibits and Reports on Form 8-K                                9

SIGNATURES                                                                   10

                                  NEWCOM, INC.

                        QUARTER ENDED NOVEMBER 30, 1997

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

                                  NEWCOM, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                                          NOVEMBER 30,              FEBRUARY 28,
                                                              1997                       1997
                                                          ------------              ------------
ASSETS
------

CURRENT ASSETS
  Cash and equivalents                                      $ 3,835,061              $ 2,813,631
  Receivables-net                                            40,123,733               29,974,924
  Inventories and contract in process                        31,695,752               11,495,503
  Prepayments and deposits                                    2,163,000                        -
  Other current assets                                          16,071                   45,069
                                                            -----------              -----------
  TOTAL CURRENT ASSETS                                       77,833,617               44,329,127
                                                            -----------              -----------
  Property and equipment, at cost                             3,356,261                2,532,278
  Less accumulated depreciation
      and amortization                                         (359,608)                (260,908)
                                                            -----------              -----------
  NET PROPERTY AND EQUIPMENT                                  2,996,653                2,271,370

  Engineering designs and drawings-net                          252,896                  361,279
  Other assets                                                2,885,086                  473,395
                                                            -----------              -----------
           Total                                            $83,968,252              $47,435,171
                                                            ===========              ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
  Line of credit                                            $ 8,721,101              $ 8,883,656
  Accounts payable                                           23,756,780               13,354,178
  Accrued expenses                                              302,292                  174,740
                                                            -----------              -----------
           TOTAL CURRENT LIABILITIES                         32,780,173               22,412,574

Due to Aura                                                  17,303,494               17,249,874

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock par value $.001 per share paid
  in capital.  Issued and outstanding
  10,000,000 and 7,578,947 shares respectively.              30,071,124               10,001,000
  Retained earnings (deficit)                                 3,813,461               (2,228,277)
                                                            -----------              -----------
           Total stockholders' equity                        33,884,585                7,772,723
                                                            -----------              -----------
           Total                                            $83,968,252              $47,435,171
                                                            ===========              ===========

           See accompanying notes to condensed financial statements.

                                  NEWCOM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                  (UNAUDITED)


                                                     THREE MONTHS                        NINE MONTHS
                                                   ----------------                      -----------
                                              1997               1996               1997               1996
                                              ----               ----               ----               ----
GROSS REVENUES                             $36,588,449        $19,320,288        $79,962,672        $41,603,236
   Less discounts given                        131,932             30,722            195,402             76,822
   Less returns and allowances               6,282,310          1,368,651         11,836,651          5,122,900
                                           -----------        -----------        -----------        -----------
NET REVENUES                                30,174,207         17,920,915         67,930,619         36,403,514

   Cost of revenues                         21,604,389         14,192,913         47,227,900         26,448,881
                                           -----------        -----------        -----------        -----------
GROSS PROFIT                                 8,569,818          3,728,002         20,702,719          9,954,633

EXPENSES

   Selling, general and administrative       4,299,283          2,327,698         10,445,669          6,729,368
                                           -----------        -----------        -----------        -----------
   Total costs and expenses                  4,299,283          2,327,698         10,445,669          6,729,368

INCOME FROM OPERATION                        4,270,535          1,400,304         10,257,050          3,225,265
OTHER (INCOME) AND EXPENSE
   Other income                                (55,333)            (4,321)          (102,554)           (18,961)
   Interest expense                            628,653            382,625          1,879,752          1,059,368
                                           -----------        -----------        -----------        -----------
INCOME BEFORE INCOME TAXES                   3,697,215          1,022,000          8,479,852          2,184,858

   Provision for income taxes                  970,715                 --          2,438,114            108,000
                                           -----------        -----------        -----------        -----------
   Net income                              $ 2,726,500        $ 1,022,000        $ 6,041,738        $ 2,076,858
                                           ===========        ===========        ===========        ===========
NET INCOME PER SHARE                              $.29               $.13               $.73               $.27
                                           ===========        ===========        ===========        ===========
WEIGHTED AVERAGE SHARES USED
TO COMPUTE NET INCOME PER SHARE              9,521,110          7,578,947/a/       8,221,627          7,578,947/a/
                                           ===========        ===========        ===========    ===============

/a/-Adjusted to reflect a 7,578,947 for 1 stock split which occurred in September, 1997 in conjunction with the Company's initial public offering.


           See accompanying notes to condensed financial statements.

                                  NEWCOM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                1997                      1996
                                                               ------                    ------
NET CASH PROVIDED BY (USED) IN OPERATIONS                     $(17,931,739)             $(7,410,777)
                                                              ------------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment                             (823,983)                (144,077)

  NET CASH PROVIDED BY (USED) IN INVESTING
  ACTIVITIES                                                      (823,983)                (144,077)
                                                              ------------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                        19,030,000                     ---
  Financing and other fees paid                                 (2,959,877)                    ---
  Net proceeds(payments) from borrowing                           (162,555)                 833,881
  Cash advances from Aura                                       19,777,113               11,749,871
  Cash repayments to Aura                                      (15,907,529)              (7,131,081)
                                                              ------------              -----------

   NET CASH PROVIDED BY (USED) IN FINANCING
   ACTIVITIES:                                                  19,777,152                5,452,671
                                                              ------------              -----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                      1,021,430               (2,102,183)


Cash and cash equivalents at beginning of year                   2,813,631                2,102,183
                                                              ------------              -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  3,835,061              $         0
                                                              ============              ===========

Supplemental disclosures of cash flow information
           Cash paid during the period for:
           Interest                                           $    411,807              $   247,800
           Income Tax                                                  800                      800
                                                              ============              ===========



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In September 1997, $4,000,000 of payables to the Company's parent, Aura Systems, Inc. was converted to equity in conjunction with the Company's Initial Public Offering.



           See accompanying notes to condensed financial statements.

                                  NEWCOM, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1)   MANAGEMENT OPINION

     The condensed financial statements include the accounts of Newcom, Inc. (the "Company").

     In the opinion of management, the accompanying condensed financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three and nine months ended November 30, 1997.

2)   CAPITAL

     On September 19, 1997 the Company completed an initial public offering of 2,300,000 Units at $9.50 per Unit, each Unit consisting of one share of NewCom Stock and one Warrant to purchase NewCom Common Stock at $14.25 for a period of five years. Of the units offered to the public, 300,000 shares were sold by the Company's parent, Aura Systems, Inc. NewCom received proceeds of approximately $16.1 million, net of underwriting commissions, discounts and expenses of the offering.

3)   SIGNIFICANT CUSTOMERS

     The Company sold communication and multi-media products to three significant customers during the nine months ended November 30, 1997. Sales of communication and multi-media products to major mass merchandisers Best Buy, Circuit City, and Computer City accounted for approximately $20.5 and $39.6 million in the three and nine months ended November 30, 1997 as compared to approximately $6.7 million in the three and nine month periods in the prior year.

     None of the above customers are related or affiliated with the Company or any customers of the Company. The Company has no reason to believe that sales to any of these customers will not continue.

4)   CONTINGENCIES

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

     RESULTS OF OPERATIONS

     The Company earned $2,726,500 on net revenues of $30,174,207 for the quarter ended November 30, 1997, compared to earnings of $1,022,000 on net revenues of $17,920,915 for the comparable prior year quarter. For the nine months ended November 30, 1997, the Company earned $6,041,738 on net revenues of $67,930,619, compared to earnings of $2,076,858 on net revenues of $36,403,514 for the prior year nine month period.

     The increase in net revenues of $12,253,292 and $31,527,105 for the three and nine month periods ended November 30, 1997 over the corresponding prior year periods is a result of an increase in the volume of product sold primarily to the Company's mass market retail customers, including products such as the 56K modem, higher speed multimedia kits and CD rewritable drives (CDRW).

     Gross margins for the three months ended November 30, 1997 increased to 28.4% from 20.8% in the prior year quarter, and for the nine months ended November 30, 1997 increased to 30.5% from 27.3% in the prior year comparable period, due primarily to the mix of products sold in the periods including the 56K modem, higher speed multimedia kits and the CDRW.

     Selling, general and administrative expense for the three and nine month periods ended November 30, 1997 increased by $1,971,585 and $3,716,301 over the prior year like periods due primarily to increased levels of advertising support associated with the increased sales levels and increased staffing as the Company built up its infrastructure to support higher levels of sales.

     Interest expense increased to $628,653 from $382,625 and $1,879,752 from $1,059,368 for the three and nine month periods ended November 30, 1997 over the prior year comparable periods due to higher levels of borrowing on the Company's line of credit and higher levels of borrowing from the Company's parent.

     The provision for income taxes increased to $970,715 from nil and $2,438,114 from $108,000 in the three and nine months ended November 30, 1997 compared to the prior year periods due to the full utilization of the Company's net operating loss carry forward.

     LIQUIDITY AND CAPITAL RESOURCES

     In the nine months ended November 30, 1997, cash increased by $1,021,430 to $3,835,061 from $2,813,631, at February 28, 1997. Accounts payable and accrued expenses increased by $7,972,730 from February 28, 1997 due to increased purchasing of products for resale and beneficial terms from vendors.
Inventories increased by $20,200,249 due to the need to increase inventories to support the higher levels of sales volume on a continuing basis. The increase in inventories is also attributable to the need to purchase long term lead item, such as chipsets, in advance for the Company's modems, sound cards and 3D cards that are being sold to the major retailers. Inventory also increased due to the initial shipments of the Company's Web-Pal product that were received in the third quarter.

     The increase in receivables of $10,248,809 is due to the increase in sales volume which was concentrated in the last month of the quarter as sales increased to the mass merchandisers just prior to the Christmas holidays. Receivables as a percentage of sales for the quarter ended November 30, 1997, decreased by approximately 36% from the quarter ended August 30, 1997 levels.

     The increase in prepayments was due to the deposits required for long lead items for the Company's Web Pal product and was partially offset by extended payment terms upon delivery of the product.

     Cash flows used in operations increased to $17,931,739 from $7,410,777 compared to the prior year nine months due primarily to the increase in receivables and the increase in the levels of inventory, partially offset by the increase in payables. Working capital increased to $45,053,444 from $21,916,553 over the fiscal year end level, with the current ratio improving to 2.37:1 from 1.98:1.

     In the past, the Company's cash flow generated from operations has not been sufficient to completely fund its working capital needs. Accordingly, the Company has also relied upon external sources of financing to maintain its liquidity, principally advances from the Company's parent, Aura Systems, and bank indebtedness. No assurances can be provided that these funding sources will be available in the future. The Company expects that, with the increasing shipments of the multimedia kits, modems, sound cards and other products the Company will bring to market, cash flows and results of operations should be favorably impacted in the future. The Company does not believe that the recent turmoil in the Asian countries will have a materially adverse effect on the Company.

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



                                                     NEWCOM, INC.
                                              -------------------------
                                                   (Registrant)



Date:   JANUARY 14, 1998                By:  /s/ Steven C. Veen
        ----------------                     ------------------------
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