Form 10-K
period 1998-02-28
NEWCOM INC
filed 1998-06-15
CIK 1042100

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998
                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER: 0-23079

                               ----------------

                                 NEWCOM, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       95-4485355
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

             31166 VIA COLINAS, WESTLAKE VILLAGE, CALIFORNIA 91362
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (818) 597-3200
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
   COMMON STOCK, PAR VALUE $.001 PER SHARE                 NASDAQ NATIONAL MARKET

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq National Market) on June 10, 1998 was approximately $28.3 million. For purposes of the foregoing calculation only, the Registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of Aura Systems, Inc. ("Aura"), officers and directors of Aura and officers and directors of the Registrant (and members of their families). Such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose. As of June 10, 1998, there were 10,000,000 shares of Common Stock, $.001 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  When used in this Report on Form 10-K (this "Report"), the word "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of certain factors, including those discussed in this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. A glossary of certain capitalized terms used in this Report is located at page 28 of this Report.

                                 INTRODUCTION

  NewCom, Inc. ("NewCom" or the "Company") designs, manufactures, markets and sells high performance computer communication and multimedia products for the personal computer ("PC") market. NewCom's communication products include a line of high speed external and internal data/fax and voice modems, which link PCs through the worldwide web and through direct connections over telephone lines, and NewCom's WebPal, an Internet appliance enabling users to access the worldwide web and perform Internet-specific tasks through their existing television screens. NewCom's multimedia product line includes a broad range of add-in subsystems, upgrade kits and Internet access kits that incorporate CD-ROM drives, speakers, sound cards, modems, microphones and other telephony and DVD II, audio and video solutions. The Company's multimedia products are targeted both to users that desire to convert their PC's into multimedia systems and to users desiring to upgrade their current multimedia systems with faster CD-ROM drives and DVD II, to higher quality sound and increased functionality. NewCom does not employ an internal research and development staff. Rather, the Company strives to identify key emerging technologies in the PC communication and multimedia industries and to innovatively combine these technologies in its products using manufacturing techniques that enable the Company to rapidly bring to market high quality products at competitive prices.

  The Company's sales channels include a broad network of national and regional independent distributors and leading retail and mass merchant chains and catalogues and, to a lesser extent, original equipment manufacturers and value added resellers ("OEMs/VARs"). NewCom's distributor customers include, among others, TechData, D&H, Gates Arrow, and Almo Dinorall Corporation. The Company's retail and mass merchant customers include, among others, Circuit City Stores, Inc., Best Buy Company, Inc., Fry's Electronics, Computer City, Staples and Office Max.

  The Company was incorporated under the laws of Delaware in June 1994 as a wholly owned subsidiary of Aura Systems, Inc. ("Aura"). In September 1997, NewCom completed an initial public offering. In the offering 2,000,000 newly issued shares were sold to the public by NewCom together with 300,000 shares of Aura's holdings, resulting in Aura owning approximately 72.1% of NewCom at the conclusion of the offering. As a result of sales by Aura of NewCom Securities subsequent to the offering, as of June 10, 1998, Aura owned approximately 68.8% of NewCom. The Company's executive offices are located at 31166 Via Colinas, Westlake Village, California 91362 and its telephone number is (818) 597-3200.

  NEWCOM(R) is a registered trademark of the Company. Atlas Peripherals, eCam, NetTalk, NetFax, NewClear, and WebPal are trademarks of the Company for which trademark applications are pending. This Report includes product names, trade names and marks of companies other than the Company. All other company or product names are trademarks, registered trademarks, trade names or marks of their respective owners and are not the property of the Company.

                            DESCRIPTION OF BUSINESS

PRODUCTS

COMMUNICATION PRODUCTS

  WEBPAL. WebPal is a communication appliance targeted for use by the non-computer user. Similar in size to a VCR, it allows users to access the Internet and the World Wide Web through their existing TV and can be controlled with a wireless keyboard or mouse. WebPal's features include a built-in browser and E-mail service, standard ISA bus to connect the modem to the phone line, and requires standard NTSC or PAL, TV or VGA monitor as an output. It is equipped with a standard parallel port to print any text on the screen; allows any consumer to surf the net and gain access to the large number of Internet text, graphic, audio page or web sites; has a built-in 32-bit RISC multimedia processor, 16-bit ISA bus and composite video for NTSC and PAL, VGA output; and is ISP independent.

MODEMS

  56,000BPS INTERNAL DATA/FAX MODEM. The 56,000bps high-speed internal modem series use X-2 compatible technology and are available in two different configurations. 1) The NewCom 56,000bps data/fax modem is a hardware solution with the built-in controller and DSP on the card. It can either be installed as a Plug and Play or ISA bus direct. It has a built-in enhanced 16,550 compatible UART (with larger buffer). 2) The NewCom 56,000 windata/fax speakerphone modem is for Windows 95 or higher. It utilizes the power of Pentium(TM) processor to achieve up to 56,000bps downloads from the Internet. It has a proprietary DSP chip and uses the power of the Pentium(TM) chip for data processing in achieving its 56,000bps speed in the data mode. Both the products in fax mode transmit faxes at 14,400 transmit/receive Class I, Group 3 mode. Additional features on both products include industry standard CCITT, V.34, V.34+ error correction. V.42bis/MNP5 data compression, auto dial, auto answer and redial compatibility, tone or pulse dialing, support V.80 video conferencing protocol and software upgradeable to the new V.90 ITU standard (when available). In the data compression mode the transmission of data speed is significantly higher than 56,000bps.

  56,000BPS EXTERNAL DATA/FAX MODEM. This high-speed external modem hook up to a PC from the outside via cable to the PC serial port. It is designed to work with DOS, Windows 3.1x and Windows 95 PC operating systems. It operates up to 56,000bps, and in the fax mode, it operates at 14,400 Class I, Group 3, transmit receive facsimile. Additional features include CCITT, V.34, V.34+ error correction, V.42bis/MNP5 data compression, auto dial, auto answer, and auto redial capability, tone or pulse dialing. The modem uses X-2 compatible technology. In the data compression mode the effective transmission rate is significantly higher than 56,000bps.

  INTERNAL 33,600BPS DATA/FAX MODEM. The 33,600bps high-speed internal modem series covers various configurations and models. 1) NewCom 33,600bps data/fax,
2) NewCom 33,600bps data/fax voice, 3) NewCom 33,600bps data/fax speaker phone and, 4) NewCom 2,000 DSVD data/fax voice modem. Features common to all models include built in enhanced, 16,500 compatible UART (with larger buffers), CCITT V.34, V.34+ error correction, V.42bix/MNP5 data compression (this allows the modem to operate up to 134,400bps through put), auto dial, auto answer and auto redial, tone or pulse dialing. In the fax mode, the modem operates as a 14,400 Class I, Group 3 send/receive facsimile. These modems can be installed either as a Plug and Play or ISA direct. The 33,600 data/fax voice model works as an answering machine and voice mail. The 33,600 data/fax speakerphone is a full duplex voice mail system, send/receive fax and data modem all in one computer card.

  33,600BPS EXTERNAL DATA/FAX MODEM. These two 33,600bps external modems hooks up to the PC from the outside via a cable to the PC serial port. One model in the line is designed to work with DOS, Windows 3.1x or Windows 95 PC while another model is designed to work with the Apple Macintosh. As a data modem it operates at 33,600bps transmission rate and in the fax mode as a 14,400 Class I, Group 3 send/receive facsimile. Features include CCITT V.34, V.34+ error correction, V.42bis/MNP5 data compression (in this mode it transmits up to 134,400bps), auto dial, auto answer and auto redial and tone or pulse dialing.

MULTIMEDIA PRODUCTS

  NEWCLEAR 32 PNP 3D SOUND CARD. The NewCom's 32 PnP 3D wavetable sound card is based upon a crystal multimedia audio controller and codec. These integrated circuits are compatible with SoundBlaster(TM), Soundblaster Pro(TM), Adlib(TM) and Windows Sound System(TM). Features include an interface for the most popular CD-ROM drives, speakers, line in, microphone and a game port. IRQ lines, DMA channels and I/O addresses are software selectable in Windows 95 Plug and Play. Hardware features include a 16 bit ISA, true SRS 3D surrounding sound, 32 note polyphony (voices) resolution 8 bit/16 bit play and record, and sample rate 4khz to 44khz, dynamic range greater than 80dB (play) to 70dB (record) THD+N than-70dB, and frequency response 20hz to 20khz (+0/-
3dB).

  NEWCLEAR 128 VOICE 3D SOUND CARD. This 128 voice wavetable sound card maps up to 128 simultaneous voices or instruments. It has built in 3D sound effects and 16 bit full stereo CD quality play back source.

  NEWTALK HIGH FIDELITY 16I SOUND CARD. NewCom's internal 16 bit stereo record/playback sound card is a core component of each of the Company's multimedia upgrade and multimedia Internet kits. The sound card fits inside a DOS, Windows 3.x or Windows 95 PC and attaches to the computer using the PC's standard ISA bus interface slot. Once the sound card is installed, a PC can play sounds from games, computer encyclopedias, Windows 3.x, Windows 95, and many other software products. Additionally, the sound card can play standard audio CDs using the PC's CD-ROM drive. The card has a built-in ATAPI/IDE internal interface that supports compliant CD-ROM drives and multiple audio internal interfaces that allow most popular brands of current CD-ROM drives to hook up directly to it. External interfaces are provided for speakers, line out, line in, microphone and a game port. The sound card has been designed to be compatible with SoundBlaster(TM), SoundBlaster Pro(TM), Adlib(TM), and Windows Sound System(TM).

  CDR DRIVE AND CDR MULTIMEDIA KITS. Whereas conventional CD-ROM technology only allows the user to retrieve, or "read," information from a factory-prerecorded compact disc, the CDR drive allows the user to record information directly onto the compact disc. This drive will utilize "read many times/write once" technology, that is, once information is recorded onto the CD it cannot be erased or recorded over again. However, data can be appended onto the compact disc multiple times until all of the storage space is utilized. The CDR multimedia kit includes a 2X Write/6X Read Drive, a Windows/DOS PC SCSI board with high quality audio capture and playback, and a Windows/DOS PC sound card.

  DVDII MULTIMEDIA UPGRADE KIT. DVD2 is digital versatile technology, capable of playing DVD titles, and your existing CD's (audio and video), or MPEG-1 and MPEG-2 game titles. Features include a playback DVD-Video, including encrypted movie title, MPEG-2, MPEG-1, and supports DVD/CD-ROM formats. It has a NTS/PAL TV outlet, simultaneous display for VGA monitor and TV, fully resizable video windows from thumbnail to a full frame 1280 x 1024 video window, and a digital YUV 4:2:2 video overlay interface. There is full DVD navigation along with control features, along with Windows 95 compatibility.

  NC SPEAKER SERIES. These Audiophile-quality multimedia speakers incorporate Aura's NRT driver within specially shaped wood enclosures. Many multimedia speakers offered in the market today are enclosed in plastic. The wood cabinets used in the NewCom NC speakers minimize resonance and produce sounds that are cleaner and crisper than what would be produced if plastic were used. In addition to yielding high quality sound, these NRT speakers emit low amounts of magnetic leakage so that they can be placed near computer monitors without adverse effect. A variety of different NC speaker systems are currently being shipped. The NC100, with 20 W total amplifier power (10 W/channel) and 5 W/(rms) per channel with sound equalization, has one 3-inch driver in each speaker. The NC 200 has similar specifications to the NC 100 but has the added feature of Polymide tweeters. The NC300, with 30W total amplifier power (15 W/channel) and 7.5 W/(rms) per channel with sound equalization, has two 3-inch drivers and one tweeter in each speaker. The NC400 subwoofer, with 30W total amplifier power (15 W/channel) and 7.5 W/(rms) per channel with sound equalization, has one 5.25-inch driver in each speaker.

PRODUCT DESIGN

  The Company's product design efforts focus on achieving three goals. First, NewCom performs "value engineering," which the Company defines as developing the means to manufacture new generations of its existing products more efficiently and with reduced costs. Second, the Company identifies and/or designs new features and better performing models within its existing product lines by acquiring and utilizing successively more innovative technologies. Third, the Company designs new products and product families based on emerging technologies in the industry.

  The Company believes that keeping current with changes in semiconductor chip designs is essential to increase the performance and reduce the overall size of each product. The Company presently maintains an in-house engineering staff that is knowledgeable in the design of communication and multimedia hardware and software drivers and utilities. In addition to its in-house engineers, NewCom relies on outside engineers and utilizes strategic alliances with industry standard telecommunication and multimedia chip vendors. Working with the major chip manufacturers, the Company designs its hardware based upon the most current available technology. NewCom's engineering goal is to integrate the latest technology onto the smallest board footprint possible while maintaining a modular design that is easy for the PC user to upgrade and maintain. In order to keep NewCom's products competitively priced, the Company's engineering team has an ongoing mandate to continually examine methods to reduce product costs by using newer, lower priced methods and parts, without sacrificing quality or reliability.

  The Company attempts to utilize common chips in its different products in order to achieve cost effective procurement, improved compatibility, lower production costs and faster future product design and manufacturing cycles. NewCom's products are designed to be modular and the basic circuit board and other components used by the Company are common to a variety of its products. Product specific chips can then be purchased and installed as needed during the completion phase of production. The Company continuously evaluates and licenses communication and multimedia software from established software developers. This software is bundled with the Company's hardware and improves the overall value of the product.

PRODUCTS UNDER DEVELOPMENT

  The Company is in the process of developing the following new products and product enhancements that it intends to introduce to market and ship within the next twelve months.

  CDR MPEG MULTIMEDIA KIT. This multimedia kit will include a CDR drive with the features and functionality described above. In addition, the kit will optimize storing video to the CDR drive by including MPEG video encoding and decoding. The multimedia kit will include a 4X Write/6X Read Drive, MPEG 1 encoder/decoder (capture/playback), and a Windows/DOS PC SCSI controller card.

  2000 MODEM WITH VIDEO CONFERENCINg. The Company anticipates that users of this product, utilizing the same standard phone line connection used to talk with the other party, will also be able to see a small video image of the person with whom they are talking if that person is also using the NewCom product. Management believes this product will offer a low cost solution for video conferencing based on a flexible, software-defined DSP architecture. The product will work with a color digital parallel camera and Audio Vision application software on a single line. It will have modem capability of 56,000 bps data transmission and 14,400 bps send/receive fax transmission, a speakerphone and voicemail.

  DVD DRIVE KIT & NEWCOM DVD MULTIMEDIA KITS. These kits, which are still in early development stages, will be similar to NewCom's other multimedia kits except that the CD-ROM drive will be replaced by a higher capacity DVD drive. These DVD drives, while remaining backward compatible with current 680 megabyte CD-ROM disc media, will also be able to read the new 4.7 gigabyte DVD disc media.

  CD-RW MULTIMEDIA KIT. This multimedia kit will be similar to the CDR Multimedia Kit but will include a CD-RW (Compact Disc ReWriteable) drive instead of a CDR drive. CD-RW technology allows users to record and re-record information onto a compact disc. The CD is sometimes referred to as having read-many write-many capabilities.

  PERSONAL PHOTO DEVELOPER. This product is anticipated to be offered in both internal and external versions. It can turn your PC into a darkroom, turn any JPEG, PCX, GIF, TIFF, or TGF file into a smudge-proof glossy photograph. Features include a Cylithographic photo technology printing method, 3 minutes per photograph, 160 pixels per inch printing resolution, 16 million color (24 bits) image color depth, 640x480 (print area) maximum number of pixels printed, DPD DI film Type M3 media, 20 sheets per cartridge, Windows 95 developer driver, TWAIN compliant scanner driver, BMP, OCX, GIF, TGA, TIF, and JPG input file formats support. It supports applications such as Adobe(TM) (Photoshop), Windows 95 Paint(TM), PaintShop Pro(TM), COREL(TM) Photopaint 7, Ulead Photo Express(TM), Live Pix(TM), Adobe PhotoDeluxe(TM), Color Desk(TM), MGI PhotoSuite(TM) (included).

  ECAM DESKTOP DIGITAL VIDEO CAMERA AND VIDEO E-MAIL CREATOR [ECAM]. The advanced CCD design of this eCam camera with a fast f/1.9 lens lets it work even in low lights, with no capture card required. This product allows the user to send/receive full motion color video E-Mail. Features include a post video on Website, send/receive video E-Mail, still picture taking ability, video conferencing, 3 easy buttons to record/send, easy external PnP installation, 30 frames per second, and requires no capture card. The product will plug into any parallel port and contain a patented five level codex developed by Alaris for increased compression capability.

  56KIFXSP V90 INTERNAL DATA/FAX SPEAKER PHONE MODEM. This internal 56,000 bps data/fax modem and speaker phone is a full duplex speaker phone, voicemail system, all in one card. It incorporates the new ITU V.90 standard. There will be two versions of this product, one that will be K56 Flex(TM) compatible and the second which will be X2(TM) protocol compatible in the 56K fall back mode. The data throughput will be significantly higher in the data compression mode than 56,000 bps. The product is DOS, Windows 95 or higher and Windows 3.X compatible and fits into an ISA slot. In the fax mode, it operates as a 14,400 Class I Group 3 send/receive facsimile. Additional features include 16550 UART (with larger buffer), CCITT, V34, V34x error correction and V.42bix/MNP5 data compression auto dial, answer and redial, tone or pulse dialing, call waiting support, remote message retrieval, password protected mailbox and fax on demand, and support for V.80 video conferencing protocol.

  56KEFXSP V90 EXTERNAL DATA/FAX SPEAKER PHONE MODEM. This external 56,000 bps data/fax speaker phone modem hooks up to the PC from outside via cable to the PC serial port. It incorporates the ITU V.90 56K standard. In the fall back mode there will be two versions of the product, one falls to 56kflex(TM) mode and the other in the X2(TM) mode. In the fax mode it will work as a 14,400 Class I Group 3 send/receive facsimile. In the speaker phone there will be a full duplex speaker phone voice system. It supports the V.80 conferencing protocol and is compatible to Windows 95, DOS 6-X or higher, Windows 3-1x or Windows NT 4.0. Additional features are anticipated to include CCITT, V34, V34x error correction, V42 bix/MNP5 data compression, auto dial, answer and redial capability, tone or pulse mode.

  CABLE MODEM AND ADSL MODEM TECHNOLOGY. Modems utilizing cable technology are projected to have an upstream speed of 56 Kbps to 500 Kbps and a downstream speed of 10 Mbps and will have the advantage of a continuous connection. The Yankee Group estimates that by the year 2000, there will be 7 million cable modem customers. Modems utilizing Asymmetric Digital Subscriber Lines are projected to have an upstream speed of 640 Kbps and a downstream speed of 2 Mbps to 6 Mbps. ADSL service can be made available to U.S. homes by converting usage of current standard analog POTS phone lines. According to industry forecasters such as Dataquest, ADSL modem technology is expected to strongly challenge cable modem technology for control of the high end, high speed, modem market. NewCom believes that both technologies currently have significant potential for growth in the modem market.

  OTHER TECHNOLOGY. NewCom is developing plans to incorporate into its future modem product lines emerging communications technologies in which the Company has proprietary rights. First, NewCom has licensed from Aura, on an exclusive basis with respect to PC applications, rights to two patents with respect to noise cancellation techniques and two patent applications in blind adaptive filtering (BAF). The Company believes that these technologies may enhance modem transmission speeds. Second, the Company has licensed from Aura, on an exclusive basis with respect to PC applications, rights to two patent applications with respect to a wavelet approach to spectral speech compression. The Company believes this approach may facilitate the sending and storage of speech using less bandwidth and drive space.

SALES AND DISTRIBUTION

  The Company has established a comprehensive sales, marketing and distribution network. The Company's sales and marketing strategy consists of a highly consumer-oriented approach to regional distributors and retailers/mass merchants. Current NewCom PC communication and multimedia products are sold through the mass merchant and national distribution. Most of the mass merchant's sales are concentrated in Best Buy, Staples, Circuit City, Computer City and Fry's Electronics. In the national distribution channel the product is sold through Tech Data, D & H, Gate Arrow and Almo.

  The Company's promotional strategy in both the distributor and mass merchant channels focuses on utilizing a variety of methods, including improved product packaging, national co-op advertising with distributors, national co-op advertising with mass merchants, controlled direct national advertising, incentive promotions, mass mailings, periodic press releases, and participation in trade shows. In addition, management believes NewCom's reputation for offering high quality customer service and technical support has significantly enhanced its sales efforts.

  On May 27, 1998, NewCom entered into a Letter of Intent with Simple Technology, Inc. ("STI"), to acquire its aftermarket retail operations. The purpose of the acquisition is to increase NewCom's product lines and expand its channels of distribution. STI is a provider of PCMCIA modems, hard drive PC cards, data cards, Ethernet LAN adapters, ATA flash cards, linear flash, smart media, miniature cards, PC photo readers and memory modules for the laptop and palmtop markets. The purchase price for the acquisition will be 2,200,000 shares of NewCom Common Stock, plus a potential for up to a maximum of an additional 1,315,000 shares depending on the price of NewCom stock on the closing date and if the acquired operation meets certain performance targets one year following the closing date of the transaction. The closing of the acquisition is subject to a number of conditions including, among others, the preparation of definitive agreements, due diligence investigations of the parties, and necessary consents and approvals.

  Management is also taking steps to attempt to increase the Company's sales to OEM/VAR customers. The Company intends to use its new products and its name recognition to pursue the OEM/VAR channel and make it a larger segment of NewCom's overall sales.

  In February 1998, in order to expand distribution of its WebPal device into hotels, NewCom entered into an Equipment Buy-Sell Agreement with Fourth Communications Network ("FCN"), a privately held provider of communications systems to the hotel industry. Under the Agreement, NewCom purchased 200,000 shares of FCN Series F Preferred Stock, and received warrants to purchase 200,000 shares of Common Stock at an exercise price of $15.00 per share, in consideration of a cash payment of $5,000,000. FCN, as part of the agreement, agreed to purchase a fixed quantity of WebPal devices from NewCom and related support services for $2,500,000 in cash. Furthermore, NewCom was granted certain exclusive rights to supply, on a going forward basis, FCN's requirements for TV-set internet appliances.

  The Company has minimal backlog as orders are typically shipped within 90 days.

MANUFACTURING

  NewCom currently utilizes four primary independent contract manufacturers, located in each of the Peoples Republic of China, Taiwan, Mexico and the United States. In Fiscal 1998, the Chinese and Taiwanese contract manufacturers accounted for 60% and 30%, respectively, of the Company's manufacturing output; the North American contract manufacturers together accounted for the remaining 10% of such manufacturing output. The

Company does not directly conduct any operations outside of the United States. In house, at its California facility, NewCom runs acceptance quality level tests on 100% of the boards manufactured by vendors as part of its quality control program, installs value added software to the products and performs all of its own packaging, inspection and shipping. Products manufactured for the Company in foreign countries are invoiced and paid in U.S. dollars. The Company believes the strength of its relationships with vendors lies in its personal relationships with key engineers and salespeople that have been cultivated through senior management's many years of experience in the industry, which serves to provide the Company with timely access to new technology and competitive pricing.

  For the Company to grow and achieve its business objectives, it is important to receive from its manufacturing partners a large part of its product requirements as finished goods in almost ready to ship condition. The Company must do this while also securing favorable open account terms. These manufacturing arrangements allow NewCom to reduce the time it takes to introduce new products to market. Management believes NewCom's ability to reach a particular niche and gain market share just as the market is gaining momentum is dependent upon the Company's ability to produce products quickly, cost effectively and with a high level of reliability. In forging these manufacturing relationships NewCom takes great care to insure that its manufacturing partners produce quality products.

TECHNICAL SUPPORT AND CUSTOMER SERVICE

  NewCom offers its end users multiple avenues to receive technical support and customer service.

 .  PHONE SUPPORT: Support staff can be called by end users with questions via
   NewCom's toll free 800 number. Currently a full time support staff in the California office handles calls by end users weekdays from 6:00 a.m. to 10:00 p.m. P.S.T. and weekends from 8:00 a.m. to 5:00 p.m. P.S.T. Each member of the support staff is equipped with a PC loaded with software enabling the member to better help the end user find a solution.

 . E-MAIL SUPPORT: For users with Internet access, NewCom's staff maintains a dedicated support e-mail address. E-mail is used to send end users the latest drivers and text help files.

 . ON-LINE SUPPORT: NewCom offers 24 hour a day access to its on-line support solutions. For those with access to the Internet, NewCom's web page offers answers to frequently asked questions ("FAQ") and downloads of the most up to date software drivers and files. NewCom's web page can be found at "www.newcominc.com." For those with modems but who do not have Internet access, NewCom maintains a bulletin board site with an up-to-date list of FAQs and downloads similar to what is found on its Internet web page.

 . FAX SUPPORT: NewCom offers end users the ability to fax requests for support. Whenever possible, solutions will be faxed back to the end user which eliminates the need for further action by the end user and the support staff.

  The Company includes an installation disk with many NewCom products that detects and reports back to the user to identify the interrupts, DMA channels and COM ports that are available to the user when installing the product. Management believes this software reduces the number of potential installation problems and makes the Company's products more user friendly.

PRINCIPAL SOURCES OF REVENUE

  For the Fiscal year ended February 28, 1998, multimedia products were the largest single source of revenue, constituting approximately $52 million, or 55% of net revenues; and modems contributed approximately $38 million of net revenue, or 40%. In Fiscal 1997, multimedia products accounted for approximately $32 million of net revenues, or 64%. During Fiscal 1997, modems contributed approximately $18 million or 36% of net revenues. For the fiscal year ended February 29, 1996, multimedia products accounted for net revenues of approximately $25 million or 80%. No other products accounted for more than 15% of net revenues during the foregoing periods.

SIGNIFICANT CUSTOMERS

  Each of major mass merchandisers, Best Buy and Circuit City, accounted for more than 10% of NewCom's gross revenues in Fiscal 1998 for communications and multimedia products.

COMPETITION

  The markets for the Company's products are highly competitive. The Company competes directly against a large number of suppliers of communication products and multimedia add-in subsystems, and indirectly against OEMs to the extent they manufacture their own products and add-in subsystems.

  The Company has experienced high levels of competition in the PC communication and multimedia products industry. In the communication products market, the Company's direct U.S. competitors include Zoom Telephonic, Boca Research, Best Data, Hayes Microcomputers, U.S. Robotics and MicroCom. Potential overseas competitors in this market, such as Aski, GVC and WiseCom, are primarily from the Far East and generally do not compete in NewCom's retail market but instead focus on supplying large OEM's. In the multimedia products market, the Company's direct competitors include Creative Laboratory Ltd., and Diamond Technology, Inc.

  Many of the Company's current and potential competitors have a significantly greater market presence, name recognition and financial and technical resources than the Company, and many have long standing market positions and established brand names in their respective markets. While the company believes that its semiconductor vendor flexibility enables it to select from among the most advanced components available, the captive semiconductor supplies of certain of the Company's current and potential competitors can provide them with greater control over component design, availability and cost. NewCom believes that certain of its current and potential competitors compete in their markets largely on the basis of price, which may result in significant price competition and lower margins for the company's products or otherwise affect the market for the Company's products.

  In order to maintain the interest of its customer base and competitive advantage in its distribution channels, NewCom must regularly introduce new PC communication and multimedia products. NewCom must also constantly update the software drivers its incorporates into its products so that they stay current with the changing needs of the market. The Company does not employ an internal research and development staff and acquires virtually all the software and hardware technology used in its PC communication and multimedia products by licensing such technology from third-party manufacturers and suppliers. The Company's product design efforts as discussed above focus on achieving three goals which apply equally to this section on competition. First, NewCom performs "value engineering," which the Company defines as developing the means to manufacture new generations of its existing products more efficiently and with reduced costs. Second, the Company identifies and/or designs new features and better performing models within its existing product lines by acquiring and utilizing successively more innovative technologies. Third, the Company designs new products and product families based on emerging technologies in the industry.

  The Company seeks to differentiate itself through the quality of its products and the level of its support and service. The Company designs its products for high reliability, good price value, compatibility with existing and emerging industry standards, and up to date product features and performance. NewCom has attempted to establish brand name recognition through periodic advertising on prime time television and through print advertising in major trade magazines and periodicals. To assure compatibility with multiple PC's, the Company performs extensive testing on its products.

  The market for the Company's products is characterized by rapidly changing technology, short product life cycles, and evolving industry standards. The Company believes that its future success will depend upon its ability to continually enhance its existing products and to introduce new products on a timely basis. Accordingly, the Company intends to continue to make investments in product and technological development.

  Substantially all of the Company's sales to date have consisted of sales of PC communication and multimedia products and are expected to continue to account for substantially all of the Company's sales in the near term. A decline in demand or average selling prices for these products, whether as a result of new product introductions or price competition from competitors, technological change, incorporation of the product's functionality onto PC motherboards or otherwise, would have a material adverse effect on the Company's sales and operating results. In addition, the PC communication and multimedia industries have been marked by consolidations in recent periods, with a number of firms suffering significant operating losses and, in certain cases, cessation of business. Given the Company's concentration in these markets, there can be no assurance that the volatility and competition pressure of the market will not have a material adverse effect on the Company's operations in the future.

SEASONALITY

  The Company believes that, due to industry seasonality, demand for the Company's products is strongest during the fourth calendar quarter of the year, as a result of year-end business purchases and holiday sales. This seasonality may become more pronounced in the future to the extent that a greater proportion of the Company's sales consists of sales into the retail/mass merchant channel.

PROPRIETARY RIGHTS

  The Company licenses technology from third party manufacturers and suppliers. The Company establishes and protects its proprietary rights in and to its product design, manufacturing, testing, marketing and customer support methods primarily through a combination of trade secret and copyright protections. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's trade secrets, proprietary information or technology. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. As is typical in its industry, the Company from time to time may be subject to legal claims asserting that the Company has violated intellectual property rights of third parties. In the event a third party were to sustain a valid claim against the Company and in the event any required license were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others.

PERSONNEL

  As of May 29, 1998, NewCom employed 112 full-time employees. From time to time, the Company also hires temporary employees. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

  The Company's headquarters are located in a 33,000 square foot facility in Westlake Village, California, currently leased by Aura pursuant to an assignable lease expiring in May 2000. Aura has sub-leased this facility to the Company. The Company also leased in December 1997, a 25,000 square foot warehouse facility in Chatsworth, California, for a period of twelve months for the storage of finished products and RMA service function. This lease is renewable upon 60 days written notice to the landlord. The Company believes that its current facilities are adequate. Additionally, management believes that additional facilities will be available in the future as needed on commercially reasonable terms. The Company has not entered into any written or otherwise binding lease agreement regarding such additional facilities. Except for its Westlake Village facility, the Company does not intend to lease or sublease any of its current or future facilities from an affiliate of the Company.

ITEM 3. LEGAL PROCEEDINGS

  The Company becomes involved from time to time in claims and lawsuits incidental to the ordinary course of its business. Management believes that the outcome of pending claims and lawsuits will not have a material adverse effect upon the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock, par value $.001 ("Common Stock") and Warrants to purchase Common Stock ("Warrants"), began trading on the Nasdaq National Market ("Nasdaq") under the symbol "NWCM" and "NWCMW" respectively on September 19, 1997. The following table sets forth, for the periods indicated, the range of high and low bid prices for the Common Stock and Warrants on Nasdaq as reported in its consolidated transaction reporting system.

                                                              HIGH BID  LOW BID
                                                              --------  -------
     COMMON STOCK
     ------------
     Fiscal Quarter ending November 30, 1997.................   17 3/8    12 3/4
     Fiscal Quarter ending February 28, 1998.................   17 1/8     9 3/4

     WARRANTS
     --------
     Fiscal Quarter ending November 30, 1997.................    6 5/8     3
     Fiscal Quarter ending February 28, 1998.................    6         2 3/8

  As of June 10, 1998, the Common Stock was held by 17 stockholders of record. As of June 10, 1998, the Warrants were held by 4 holders of record. The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data has been taken or derived from the audited financial statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and the Notes related thereto included elsewhere in this Report. The Company commenced operations in September 1994. Accordingly, prior to September 1994, the Company had no operations and had no assets other than $1,000 in cash representing Aura's initial purchase of Common Stock.

                                                                     NINE MONTHS
                              YEAR ENDED   YEAR ENDED   YEAR ENDED      ENDED
                             FEBRUARY 28, FEBRUARY 28, FEBRUARY 29,  FEBRUARY 28,
                                 1998         1997         1996          1995
                             ------------ ------------ ------------  ------------
STATEMENT OF OPERATIONS
 DATA:
Gross revenues.............  $117,190,649 $73,120,781  $33,312,587    $2,128,361
Less discounts given.......       542,133      89,117      128,400        24,923
Less returns and
 allowances................    22,962,015  22,399,974    1,986,758           --
                             ------------ -----------  -----------    ----------
Net revenues...............    93,686,501  50,631,690   31,197,429     2,103,438
Cost of goods sold.........    61,102,418  33,619,084   30,131,245     2,059,545
                             ------------ -----------  -----------    ----------
Gross profit...............    32,584,083  17,012,606    1,066,184        43,893
                             ------------ -----------  -----------    ----------
Expenses:
  Research and development.        13,841       7,708          --          4,201
  Selling, general and
   administrative..........    20,698,413  11,840,951    4,972,064       423,619
                             ------------ -----------  -----------    ----------
    Total expenses.........    20,712,254  11,848,659    4,972,064       427,820
                             ------------ -----------  -----------    ----------
Income (loss) from
 operations................    11,871,829   5,163,947   (3,905,880)     (383,927)
Other (income) expense,
 net.......................     2,237,379   1,393,676    1,279,451        (3,710)
Provision for income taxes.     2,546,605     433,000          --            --
                             ------------ -----------  -----------    ----------
Net income (loss)..........  $  7,087,845 $ 3,337,271  $(5,185,331)   $ (380,217)
                             ============ ===========  ===========    ==========
Basic earnings (loss) per
 share.....................          0.82        0.44        (0.68)        (0.05)
                             ============ ===========  ===========    ==========
Diluted earnings per
 share(4)..................          0.70        0.44
                             ============ ===========
Average common shares
 outstanding
  Basic....................     8,660,130   7,578,947    7,578,947     7,578,947
                             ============ ===========  ===========    ==========
  Diluted..................    10,075,193   7,578,947
                             ============ ===========
                             FEBRUARY 28, FEBRUARY 28, FEBRUARY 29,  FEBRUARY 28,
                                 1998         1997         1996          1995
                             ------------ ------------ ------------  ------------
BALANCE SHEET DATA:
Working capital............    32,414,556  21,916,553   14,744,627       988,840
Total assets...............    96,127,016  47,435,171   25,348,346     2,501,993
Total current liabilities..    59,022,644  22,412,574    9,726,611       642,856
Due to Aura(2).............           --   17,249,874   20,186,283     1,238,354
Stockholders' equity
 (deficit).................    37,082,789   7,772,723   (4,564,548)      620,783
OTHER OPERATING DATA:
EBITDA(3)..................    13,145,404   5,512,367   (3,710,830)     (290,118)

--------
(1) See Note 2 of Notes to Financial Statements for information regarding calculation of net income (loss) per share.
(2) Represents loans made by Aura to the Company to cover working capital expenses. The Note is payable September 1998 and is therefore classified as a current liability at February 28, 1998 in the amount of $19,433,338.
(3) EBITDA represents income before extraordinary items, net interest expense, financing costs, income taxes, depreciation and amortization and other expenses and income.
(4) Diluted per share amounts are not presented for loss periods since the effect would be antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Financial Statements and Notes thereto included elsewhere in this Report.

INTRODUCTION

  The Company's Statement of Operations includes revenue and costs directly attributable to the Company, as well as certain allocations from Aura of indirect costs. Such allocations generally are based upon the proportionate labor costs of the Company and the rest of Aura. The results of operations also include allocations of (i) costs for administrative functions and services performed on behalf of the Company by centralized staff groups within Aura; (ii) Aura's general corporate expenses; (iii) pension and other retirement benefit costs; and (iv) cost of capital. Current and deferred income taxes and related tax expense have been allocated to the Company as if it were a separate taxpayer. The allocations and estimates in the financial statements are based on assumptions which the Company's management believes are, under the circumstances, a reasonable approximation of the Company's results of operations on a "stand-alone" basis.

  The Company does not employ an internal research and development staff, but instead focuses on identifying and innovatively incorporating into its products software and hardware technologies acquired from third-party manufacturers and suppliers. Accordingly, the Company's research and development expenses during the periods discussed have been insignificant.

  Substantially all of the Company's current products are, and have been throughout the Company's operating history, IBM compatible. For each of Fiscal 1996, Fiscal 1997 and Fiscal 1998 over 99% of the Company's gross revenues and net revenues were derived from the sale of IBM compatible products.

  In order to provide its distributors with a measure of price protection, the Company has adopted a price protection policy which requires it to credit its distributors with an amount equal to the full amount of any price decrease for any products purchased during the 30-day period preceding the Company's notice of change in its prices, or products remaining in the distributors' inventory at the effective date of the price change. In the event of product "close-outs" or "price-outs," the price protection policy extends only to inventory on hand at the time the close-out or price-out was announced.

FISCAL 1998 AS COMPARED TO FISCAL 1997

  Revenues. Gross revenues in Fiscal 1998 increased to $117.2 million from $73.1 million in Fiscal 1997. Net revenues for Fiscal 1998 were $93.7 million as compared to $50.6 million in Fiscal 1997, an increase of 85%. The increase in revenues resulted primarily from an increase in the volume of product sales to major mass merchandisers, such as Best Buy Company, Inc., Circuit City Stores, Inc. and Staples, Inc., which collectively accounted for 55.6% of Fiscal 1998 net revenues. Fiscal 1998 revenues from the sale of multimedia products were approximately $52.0 million, or 55.5% of net revenues, compared to $32.0 million, or 63.2% of net revenues in Fiscal 1997. The increase in Fiscal 1998 revenues from multimedia products principally reflected increased sales of multimedia kits and CD-ROM kits in the period. Fiscal 1997 multimedia product revenues consisted primarily of multimedia kits and CD-ROM kits. Fiscal 1998 revenues from the sale of modems were approximately $38.0 million, or 40.6% of net revenues, compared to $18.0 million, or 35.6% of net revenues in Fiscal 1997, as NewCom continued to increase its modem market share.

  Discounts given during Fiscal 1998 were approximately $542,000 on $117.2 million of gross revenues or 0.5% as compared to approximately $89,000 on $73.1 million or 0.1% in Fiscal 1997. The increase in discounts given in Fiscal 1998 of approximately $453,000 primarily reflects increased usage by the Company's major mass merchandising customers of the Company's discount policy.

  Returns and allowances in Fiscal 1998 were approximately $23.0 million (or 19.6% of gross revenues), as compared to $22.4 million (or 30.6% of gross revenues) in Fiscal 1997. The substantially higher percentage of returns in Fiscal 1997 was due primarily to the chip problem associated with the DSVD modem. The lower percentage of returns in Fiscal 1998 was also due partially to the shift in the customer base to the mass merchant retailers and away from smaller distributors where there is a greater risk of large returns. In addition, the mass merchants have recently begun restricting their return policy to their customers to a 14-day period from the date of sale.

  Cost of Goods Sold. Cost of goods sold increased from approximately $33.6 million or 66.4% of net revenues for Fiscal 1997 to approximately $61.1 million or 65.2% of net revenues in Fiscal 1998. The Fiscal 1998 increase in cost of goods sold, approximately $27.5 million, is primarily attributable to the higher level of sales by the Company in the 1998 fiscal year.

  Gross Profit. Gross profit for Fiscal 1998 was 34.8% of net revenues compared to 33.6% of net revenues for Fiscal 1997. The gross profit increase in Fiscal 1998 was due to the increase in the proportion of sales of the Company's multimedia products which have a higher gross margin than the Company's communications products as well as better component pricing due to larger buying power.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to approximately $20.7 million in Fiscal 1998 from $11.8 million in Fiscal 1997, an increase of approximately $8.9 million. This increase reflects the continuing expansion of the Company's infrastructure in Fiscal 1998 which has been required to support the Company's sales growth. Among other items contributing to this increase are: an increase in bad debt expense of approximately $1,363,000, an increase in advertising and promotion expenses of approximately $513,000, and an increase in depreciation and amortization expense of approximately $0.9 million.

  Interest Expense. Interest expense for Fiscal 1998 was $2.4 million as compared to $1.5 million for Fiscal 1997, an increase of approximately $900,000. The increase was a result of the higher level of borrowing during the year under the Company's credit line, which increased to $9.0 million in Fiscal 1998 from $3.0 million for most of Fiscal 1997.

  Income Taxes. The Company incurred approximately $2.5 million in income taxes for Fiscal 1998 compared to $433,000 in Fiscal 1997, an increase of approximately $2.1 million. The increase in the Fiscal 1998 tax provision reflects the Company's increased profitability along with the lack of availability of net operating losses which were utilized to offset most of the income in Fiscal 1997.

FISCAL 1997 AS COMPARED TO FISCAL 1996

  Revenues. Gross revenues in Fiscal 1997 increased to $73.1 million from $33.3 million in Fiscal 1996. Net revenues for Fiscal 1997 were $50.6 million as compared to $31.2 million in Fiscal 1996, an increase of 62.2%. The increase in revenues resulted from an increase in the volume of product sales to major mass merchandisers, such as Best Buy Company, Inc. and Circuit City Stores, Inc. Fiscal 1997 revenues from the sale of multimedia products were approximately $32.0 million, or 63.2% of net revenues, compared to $25 million, or 80% of net revenues in Fiscal 1996. The increase in Fiscal 1997 revenues from multimedia products principally reflected increased sales of multimedia kits and CD-ROM kits in the period. Fiscal 1996 multimedia product revenues consisted primarily of multimedia kits, CD-ROM kits and sound boards. Fiscal 1997 revenues from the sale of modems were approximately $18.0 million, or 35.6% of net revenues, compared to approximately $6.1 million, or 19.5% of net revenues in Fiscal 1996, as a result of NewCom obtaining increased market share in the modem market.

  Discounts given during Fiscal 1997 were approximately $89,000 on $73.1 million of gross revenues or 0.1%, as compared to approximately $128,000 on $33.3 million or 0.4% in Fiscal 1996. The Company was required to give higher discounts in Fiscal 1996 due to a heightened level of price competition for CD-ROM drives included in the Company's multimedia kits.

  Returns and allowances in Fiscal 1997 were $22.4 million (or 30.6% of gross revenues), as compared to $2.0 million (or 6.0% of gross revenues) in Fiscal 1996. The disproportionately large increase in returns in Fiscal 1997 was partially due to a problem with a chip used in the Company's DSVD modems that was manufactured for the Company by Phylon, which the Company believes was caused by a defect in Phylon's chip software design. To reduce the likelihood of a similar problem occurring in the future, the Company instituted a program of additional beta testing, sometimes in conjunction with its larger mass merchant customers. Aggregate returns relating to the defective chips were approximately $10.1 million, or 44.9% of total returns in Fiscal 1997. Also, in Fiscal 1997 the Company's efforts to upgrade the quality and average size of its customer base and its resulting cessation of business with several smaller customers resulted in a higher than normal incidence of product returns from such customers. Aggregate returns in Fiscal 1997 from customers with which the Company discontinued business (which may have included returns due to the aforementioned defective chips) were approximately $10.2 million, or 45.5% of total returns in Fiscal 1997.

  Cost of Goods Sold. Cost of goods sold increased from approximately $30.1 million in Fiscal 1996 to $33.6 million in Fiscal 1997 but, as a percentage of net revenues, decreased to 66.4% from 96.6%. The decrease as a percentage of net revenues was due to the fact the Company was able to buy components used in its products at more favorable prices during Fiscal 1997 because of the larger volume of its purchases and a decrease in the cost of such components. The Company was able to take advantage of such cost decreases because of its use of "Just in Time" inventory acquisition whereby the Company delays its purchases until just before the components are needed in the manufacturing cycle rather than pre-purchasing and warehousing inventory.

  Gross Profit. Gross profit for Fiscal 1997 was 33.6% compared to 3.4% for Fiscal 1996. The increase in gross profit resulted from a decrease in the cost of goods sold as a percentage of net revenues.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to approximately $11.8 million in Fiscal 1997 from $5.0 million in Fiscal 1996. The increase was a result of the rapid expansion in infrastructure needed to sustain the growth in sales as well as an increase in advertising from approximately $4.9 million in Fiscal 1997 as compared to $1.5 million in Fiscal 1996.

  Interest Expense. Interest expense for Fiscal 1997 was $1.5 million as compared to $1.3 million for Fiscal 1996. The increase was due primarily to the increase in borrowings against lines of credit and from Aura.

  Income Taxes. The Company incurred $433,000 in income taxes for Fiscal 1997 compared to none in Fiscal 1996; no income taxes were due in Fiscal 1996 because of the Company's net loss.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company's operations have used capital due to the Company's increased sales volume since inception. Net cash used by operating activities for Fiscal 1998, 1997 and 1996 was approximately $19.9 million, $9.3 million and $19.4 million, respectively. Net cash used by investing activities in Fiscal 1998, 1997 and 1996 was approximately $3.0 million, $2.6 million and $201,831, respectively. Cash generated by financing activities during Fiscal 1998, 1997 and 1996 was $22.1 million, $12.5 million and $21.3 million, respectively.

  The financing of these cash usages has come from three principal sources: cash advances by the Company's parent, Aura, borrowings from commercial lending institutions and sale of common stock to public shareholders.

  Since inception, the Company has financed its operations through loans from Aura. The outstanding balances payable to Aura at Fiscal 1998, 1997 and 1996 year-end were $19.4 million, $17.2 million and $20.2 million, respectively. Intercompany interest expense, included in the outstanding balance at Fiscal 1998 and Fiscal 1997 year-end was $1.5 million and $1.1 million, respectively, and was charged at the rate of 9% and 8%, respectively, per annum. Effective March 1, 1996, Aura contributed $9.0 million of the Company's indebtedness to Aura as additional paid-in capital, thereby reducing the amount reflected in "Due to Aura." In addition, subsequent to Fiscal 1997, the Company notified its commercial lender that it was replacing the facility with a different lender. As a result, the commercial lender discontinued advancing funds under the line and Aura agreed to finance the Company's working capital requirements until the replacement commercial line was put in place. Between March 1, 1997 and May 31, 1997, Aura advanced $8.3 million to the Company; this amount was repaid in June 1997 when the new commercial line of credit was put into effect with borrowings under the new line and cash on hand. As of the initial public offering, Aura effectuated a conversion whereby $4.0 million in intercompany indebtedness was converted into 421,053 Shares of Common Stock. All remaining intercompany debt is evidenced by an unsecured promissory note from the Company to Aura due and payable in full in September 1998. The promissory note bears interest at the rate of 9% per annum and has no prepayment penalty.

  Aura provides certain support services to the Company including financial, legal, tax, audit, benefits administration and personal property insurance. The costs for providing these support services were allocated by Aura to the Company based on various formulas that in management's opinion reasonably approximated the actual costs incurred by Aura in providing these services. The expenses recorded by the Company for these allocations were $65,000, $120,000 and $120,000, for Fiscal 1998, 1997 and 1996, respectively. The amounts allocated by Aura are not necessarily indicative of the actual costs which may have been incurred had the Company operated as an unaffiliated entity. The Company continues to use the support services of Aura on an interim basis at a negotiated rate of $50,000 per month in accordance with a Corporate Services Agreement entered into between the Company and Aura, which went into effect during September 1997. Charges under the Corporate Services Agreement were $275,000 for Fiscal 1998, and are included in selling, general and administrative expenses. The agreement may be terminated by either party upon 60 days prior notice.

  The Company has had borrowing relationships with two separate commercial lending institutions during Fiscal years 1996, 1997 and 1998. The first was in Fiscal 1996, 1997 and early 1998 where the Company had available a line of credit that permitted borrowings of up to the lesser of $9.0 million or 80% of eligible accounts receivable, as defined in the financing agreement with the lender. At February 28, 1997, the outstanding balance under this line of credit was approximately $8.8 million with a maximum permitted balance of $9.0 million. In May 1997, the Company replaced this line with another line of credit with another lending institution that permits borrowings of up to the lesser of $9.0 million or 60% of eligible accounts. This new line of credit has an interest rate equal to the institution's prime rate plus 1.25%. The interest rate was 9.75% at February 28, 1998. This line of credit is secured by substantially all of the operating assets of the Company. In addition, the Company is allowed to issue in favor of the lender irrevocable letters of credit equal to $750,000. At February 28, 1998, the outstanding balance under the line of credit was approximately $6.6 million. Subsequent to February 28, 1998 the lending institution increased the maximum amount of borrowing allowed to $12.0 million subject to the above mentioned eligibility requirements to collateralize the borrowing under the lines of credit with the commercial lending institutions.

  The Company had the following balances in accounts receivable at February 28, 1998 and 1997, $39.3 million and $30.0 million, respectively. The inventory balances at February 28, 1998 and 1997 were $41.2 million and $11.5 million respectively. Inventory at February 28, 1998 included approximately
$4.9 million that was received subsequent to year end, but was shipped F.O.B. shipping point, requiring the Company to include this amount in its reported inventory and to record the corresponding liability in accounts payable.

  The third source of cash to finance the Company's operations was the successful completion of a public offering of its common stock in Fiscal 1998 which resulted in net proceeds to the Company after expenses of the offering of approximately $16.1 million.

  To date, inflation has not had a material effect on the Company's financial results. There can be no assurance, however, that inflation may not adversely affect the Company's financial results in the future.

  The Company believes that current and future available capital resources, including one or more private placements of equity or convertible debt securities, the cash flow from operations, and other existing sources of liquidity, will be adequate to fund its operations through Fiscal 1999. While the Company's current cash projections do not contemplate the need to borrow additional funds from Aura, there can be no assurance that future events will not cause the Company to look to Aura for funding. While Aura has indicated that it will not provide working capital to the Company on a basis consistent with past practices, the Company has not received any indication from Aura that it would not provide short-term funding to the Company in the case of unforeseen circumstances. To the extent the Company is in need of any additional financing, there can be no assurance that it will be available to the Company from Aura or any other source on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity or convertible debt securities, further dilution to the existing stockholders may result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its product development, manufacturing and marketing programs or to obtain funds through arrangements with third parties that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain adequate financing could have a material adverse affect on the Company's business, financial condition and results of operations.

  The Company from time to time evaluates potential acquisitions of other businesses, products and technologies and may in the future require additional equity or debt financings to consummate such potential acquisitions.

YEAR 2000

  In accordance with U.S. Securities and Exchange Commission's Staff Legal Bulletin No. 5, the Company has assessed both the cost of addressing and the costs or consequences of incomplete or untimely resolution of the Year 2000 issue. Most of the Company's major systems have already been updated or replaced with applications, in the normal course of business, that are Year 2000 compliant. Accordingly, the Company has determined that its estimated costs related to the Year 2000 issue are not anticipated to be material to the Company's business, operations or financial condition.

  In addition, the Company is in the process of initiating formal communication with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company would not have a material adverse effect on the Company.

ASIAN FINANCIAL CRISIS

  The ongoing financial crisis in Asia may have a negative effect on the Company's cash flow due to the potential requirements for cash advances to Asian vendors in order to ensure an adequate flow of product.

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS

  The Company's future operating results may vary significantly from period to period as a result of a number of factors, many of which are beyond the Company's control. These factors include the timing and volume of orders received during the period, the impact of price competition on the Company's average selling prices, the availability and pricing of components for the Company's products, market acceptance of new product introductions by the Company and its competitors, the ability of the Company to timely collect outstanding accounts receivable, changes in product or distribution channel mix, the timing of expenditures in anticipation of future sales, product returns or price protection charges from customers, the inventory levels and financial health of the Company's customers, the overall state of the PC industry and economic conditions generally. The volume and timing of orders received during a quarter are difficult to forecast. Customers generally order on an as-needed basis and, accordingly, the Company has historically operated with a relatively small backlog. Moreover, as often occurs in the PC industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the last month of the quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until the end of the quarter. Notwithstanding its relatively small backlog and the difficulty in forecasting future sales, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in revenues in a given quarter may impact the Company's operating results due to an inability to adjust expenses or inventory during the quarter to match the level of revenues for the quarter. There can be no assurance that the market factors described above will not cause the Company to possess excess inventory in one or more future quarters, which could negatively impact cash flow.

  The Company's gross margins have been and will continue to be subject to quarterly fluctuations, due to the market factors described above and changes in the Company's mix of products sold and in the mix of its distribution channels. The Company's multimedia products typically have higher gross margins than its communications products. The Company's efforts to increase its sales of communication products as a percentage of total revenues in future periods will result in a reduction in its overall gross margins. Currently the Company is attempting to increase sales to OEMs/VARs, which traditionally have had lower gross margins, and to significantly increase its sales to the retail/mass merchant channel, which typically provides higher gross margins than OEM/VAR sales but requires higher sales and marketing expenses. In addition, the Company's anticipated new product introductions, which typically have higher initial development, production and marketing expenses, may further negatively impact the Company's future operating results. Moreover, the Company's industry is characterized by intense competition and declining average selling prices. As a result of the foregoing trends and competitive pricing pressures, the Company's margins and results of operations may decline in the future from the levels experienced to date.

RAPID TECHNOLOGICAL CHANGE; SHORT PRODUCT LIFE CYCLES

  The market for the Company's products is characterized by rapid technological change, frequent new product introductions, evolving industry requirements and short product life cycles. The Company believes that these trends will continue into the foreseeable future. The Company believes that its future success will depend in large part upon its ability to enhance its existing products and to successfully bring to market new products that meet customer requirements and gain market acceptance. There can be no assurance that the Company will be successful in designing product enhancements or new products on a timely basis, if at all, or that the Company will be able to successfully market these enhancements and new products once designed. Since the Company does not develop internally the software or hardware technology used in its products, the Company is dependent on its ability to acquire on commercially reasonable terms the proprietary technology of others. The Company must monitor industry trends and make choices in selecting new technologies and features to incorporate into its products. Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain market share. If the Company does not successfully introduce new products within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly subsequent cycles. Any such failure could also impair the Company's brand name and ability to command retail shelf space in future periods. Moreover, because of the short product life cycles coupled with long lead times for many components used in the Company's products, the Company may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production in response to unexpected demand.

  Sales of individual products and product lines are typically characterized by substantial declines in sales, pricing and margins toward the end of the respective product's life cycle, the precise timing of which may be difficult to predict. As new products are planned and introduced, the Company attempts to monitor the inventory of older products and to phase out their manufacture in a controlled manner. Nevertheless, the Company could experience unexpected reductions in sales of older generation products as customers anticipate new products. These reductions could give rise to additional charges for obsolete or excess inventory, returns of older generation products by distributors and mass merchant customers, or substantial price protection charges. To the extent that the Company is unsuccessful in managing product transitions, its business and operating results could be materially adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company are as follows:

             NAME OF DIRECTORS          AGE   POSITION WITH THE COMPANY
             -----------------          ---   -------------------------
     Sultan W. Khan...................   53 Chief Executive Officer and
                                             Chairman
     Asif M. Khan.....................   52 Executive Vice President and
                                             Director
     Steve C. Veen....................   42 Chief Financial Officer and
                                             Director
     Michael I. Froch.................   36 Secretary and Director
     Zane R. Alsabery.................   40 Director
     James M. Curran..................   47 Director
     Gerald S. Papazian...............   42 Director
     Alexander Remington..............   40 Director
     Richard A. Rappaport.............   39 Director
     Saied Kashani....................   33 Director
     Other Executive Officers:
     David W. Harralson...............   56 Vice President of Engineering
     Sonia Kiarashi...................   38 Vice President of Marketing

  SULTAN W. KHAN, age 53, has been the Chairman of the Board of Directors of NewCom since June, 1997, and the President and Chief Executive Officer of NewCom since September 1994. From June to September 1994, Mr. Khan was employed by Aura to perform special projects. Prior to joining Aura, Mr. Khan was a founder and President of Nuvo Corporation of America, Inc ("Nuvo"), a developer, manufacturer and marketer of PC peripheral products which was liquidated in a Chapter 7 bankruptcy proceeding in 1994. In addition, he founded Computer Peripherals, Inc. which under his leadership grew into a multi-million dollar sales company and an industry leader in modem communication products. Prior to Computer Peripherals, Mr. Khan was employed by Texas Instruments and, prior thereto, by Data Products, where he was responsible for developing a high speed band printer family of products. Mr. Khan received his B.S. in electrical engineering at Cal Polytechnic Institute, San Luis Obispo, and an M.B.A. at Cal Lutheran College.

  ASIF M. KHAN, age 52, has been Executive Vice President and Director since September, 1994. From June to September 1994, Mr. Khan was employed by Aura to perform special projects. Prior to joining Aura from April 1990 through May 1994, Mr. Khan served as Executive Vice President of Nuvo, which was liquidated in a Chapter 7 bankruptcy proceeding in 1994. Mr. Khan received his B.S. in electrical engineering at West Coast University, Los Angeles, his B.S. in physics and mathematics at Karachi University, Pakistan, and an M.B.A. at the University of California at Los Angeles.

  STEVEN C. VEEN, age 42, has been Chief Financial Officer and a Director of NewCom since June, 1997. He joined Aura as its Controller in December 1992 and became its Chief Financial Officer in March, 1994, which position he currently holds. Prior to that, Mr. Veen, a Certified Public Accountant, practiced for over twelve years in varying capacities in the public accounting profession. In particular, Mr. Veen served from 1983 to December 1992 with Muller, King, Black, Mathys & Acker, Certified Public Accountants. He received a B.A. in accounting from Michigan State University in 1981.

  MICHAEL I. FROCH, age 36, has been Secretary and a Director of NewCom since June, 1997. From July, 1994 through February, 1997, Mr. Froch served as Corporate Counsel at Aura, following which he was appointed as Aura's General Counsel and Secretary. From 1991 through 1994, Mr. Froch was engaged in private law practice in California. Mr. Froch is admitted to the California and District of Columbia bars. He received his

Juris Doctor degree from Santa Clara University School of Law in 1989 during which time he served as judicial extern to the Honorable Spencer M. Williams, United States District Judge for the Northern District of California. Mr. Froch received his A.B. Degree from the University of California, Berkeley, in 1984, serving from 1982 through 1983 as Staff Assistant to the Honorable Tom Lantos, Member of Congress.

  ZANE R. ALSABERY, age 40, has been a Director of NewCom since June, 1997. From September, 1994 to June, 1997, Mr. Alsabery served as the Company's Vice President of Special Projects. Prior to joining the Company, from June to September 1994, he was employed by Aura. From April 1984 to June 1994,
Mr. Alsabery served in several full time positions at Interstate Recruiters Corporation, most recently as Vice President of Corporate Accounts, where he managed Interstate's management consulting efforts in the high technology and computer-related industries. Prior to Interstate, Mr. Alsabery served as the Manager of multi-user system sales at Marcey, Inc. and as a sales representative at Compal Computer Systems. He received his B.A. in economics from the University of California, Los Angeles in 1979.

  JAMES M. CURRAN, age 47, has been a Director of NewCom since June 1997. From August 1996 until the present, Mr. Curran has served as an independent business consultant. From May 1995 to August 1996 he served as Executive Vice President, Information Products and Systems, of Visa International. Prior thereto, Mr. Curran was employed by International Business Machine Corporation for 22 years, where he most recently served as a Division Director, Software Solutions Division. He received his B.A. in philosophy from Cathedral College Seminary in New York in 1972.

  GERALD S. PAPAZIAN, age 42, has been a Director of the Company since June 1997. He joined Aura in August 1988 and currently serves as Aura's President and Chief Operating Officer. Previously, Mr. Papazian worked at Bear Stearns & Co., an investment banking firm, where he served from 1986 as Vice President, Corporate Finance in the Investment Banking Division. Prior to joining Bear Stearns, Mr. Papazian was an associate attorney in the law firm of Stroock & Stroock & Lavan. Mr. Papazian received his B.A. in economics from the University of Southern California in 1977 and a J.D./M.B.A. from the University of California, Los Angeles in 1981.

  ALEXANDER REMINGTON, age 40, has been a director of NewCom since June 1997. Mr. Remington is Chief Executive Officer of Micro Equipment Corporation ("M.E.C."), which he founded in 1983. M.E.C. is a distributor and manufacturer of computer and peripherals products in the U.S. and worldwide. Mr. Remington holds a Master of Science degree in Information Computer Science (ICS).

  RICHARD A. RAPPAPORT, age 39, has been a Director of the Company since November, 1997. Since April, 1998, Mr. Rappaport has been Managing Director of Investment Banking for EBI Securities Corporation. From 1995 to 1998, he was a Managing Director of Joseph Charles and Associates, Inc., an investment banking firm. Prior to 1995, Mr. Rappaport was associated with the investment banking firm of H.J. Meyers, Inc. from 1987. Mr. Rappaport is a graduate of the University of California at Berkeley and holds a Masters Degree in Business Administration from the University of California at Los Angeles.

  SAIED KASHANI, age 33, has been a Director of the Company since November, 1997. Since April, 1997, Mr. Kashani has been a lawyer "of counsel" to Leary & Meiser, a Los Angeles, California law firm. From 1991 to 1997, he was employed by the Los Angeles, California law firm of Shearman & Sterling. Mr. Kashani holds a J.D. degree in law from Harvard University and is admitted to the bar in the State of California.

  DAVID W. HARRALSON, age 56, has been the Vice President of Engineering for NewCom since 1997. Between 1996 and 1997, Mr. Harralson was the Director of Engineering for the Company. For the fifteen-year period prior to his employment at NewCom, Mr. Harralson owned his own software design company, Mephistopheles Systems Design. Mr. Harralson has enjoyed a career of more than 30 years in military, aerospace, space, commercial and consulting activities. Mr. Harralson received his B.A. in mathematics from California State University at Northridge.

  SONIA KIARASHI, age 38, has been the Vice President of Marketing and Sales for NewCom since 1997. Between 1995 and 1997, Ms. Kiarashi was the Director of Marketing and Sales for the Company and, prior thereto, served as NewCom's National Sales, Marketing and Business Manager since September, 1994. From June to September, 1994, Ms. Kiarashi was employed by Aura to perform special projects. Prior to joining Aura, she was employed by Nuvo for several years in the capacity of Sales and Marketing Manager for North and South America. Ms. Kiarashi graduated from the California State University at Fullerton with a B.A. in business administration with an emphasis in international marketing.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Exchange Act, and the rules of the Commission thereunder require the Company's directors and executive officers to file reports of their ownership and change in ownership of the Company's Common Stock with the Commission. Based solely upon a review of such reports, the Company believes that all reports required by Section 16(a) of the Exchange Act to be filed by its directors and executive officers during the last fiscal year were filed on time.

ITEM 11. EXECUTIVE COMPENSATION

  The following table summarizes all compensation paid to the Company's Chief Executive Officer and to the Company's other most highly compensated executive officer other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers"), for services rendered in all capacities to the Company during Fiscal 1998, 1997 and 1996. No other executive officer of the Company earned compensation in excess of $100,000 in any of these periods from the Company.

                          SUMMARY COMPENSATION TABLE

                                                     LONG-TERM
                                                    COMPENSATION
                                                    ------------
                                                       AWARDS
                                                    ------------
                                ANNUAL COMPENSATION  SECURITIES
                         FISCAL -------------------  UNDERLYING     ALL OTHER
 PRINCIPAL POSITION(1)    YEAR       SALARY(2)       OPTIONS(4)  COMPENSATION(3)
 ---------------------   ------ ------------------- ------------ ---------------
Sultan W. Khan..........  1998       $165,313         193,316        $1,900
 Chief Executive Officer  1997        136,528             --          1,976
  and President           1996        127,783             --            --

Asif M. Khan............  1998       $165,313         193,316        $1,761
 Executive Vice Presi-    1997        136,528             --          1,431
  dent and Director       1996        127,783             --            --

--------
(1) The Company has not entered into, and does not currently contemplate entering into, any employment contracts or compensation agreements with any of its executive officers.
(2) Includes amounts deferred by each individual under the 401(k) Plan of the Company or Aura, as applicable. No bonuses were paid to any such individuals during the periods identified.
(3) Such compensation consists of total matching contributions made by Aura to the plan account of each individual pursuant to Aura's 401(k) Plan.
(4) During the Fiscal year ended February 28, 1998, options to acquire 193,316 of Common Stock were granted to each individual. No options were exercised.

RECENT OPTION GRANTS

  The following table sets forth certain information regarding options granted during the fiscal year ended February 28, 1998 to the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

                                                                            POTENTIAL REALIZABLE VALUE AT
                         NUMBER OF    PERCENT OF                               ASSUMED ANNUAL RATES OF
                         SECURITIES TOTAL OPTIONS                           STOCK PRICE APPRECIATION FOR
                         UNDERLYING   GRANTED TO   EXERCISE OR                    OPTION TERM($)(2)
                          OPTIONS    EMPLOYEES IN  BASE PRICE   EXPIRATION  -----------------------------
    NAME                 GRANTED(#) FISCAL YEAR(1)  ($/SHARE)      DATE          5%             10%
    ----                 ---------- -------------- ----------- ------------ -----------------------------
Sultan W. Khan..........  193,316       33.94%        $7.98    June 1, 2007    $997,511      $2,632,964
Asif M. Khan............  193,316       33.94%        $7.98    June 1, 2007    $997,511      $2,632,964

--------
(1) Based on options to purchase an aggregate 569,655 shares of Common Stock granted during Fiscal 1998.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of five percent (5%) and ten percent (10%) compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of options or the sale of the underlying shares of Common Stock. The actual gains, if any, on the stock option exercises will depend on the future performance of the Common Stock, the optionee's continued employment through applicable vesting periods and the date on which the options are exercised.

COMPENSATION OF DIRECTORS

  Directors do not receive any fees for service on the Board of Directors or any Committee thereof. Directors are reimbursed for their expenses for each meeting attended. Directors are eligible to participate in the Company's Stock Plan although as of the date of this Report, no options have been granted to non-employee directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Asif Khan, Executive Vice President of the Company, serves as a member of the Compensation Committee of the Company's Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock on a pro forma basis as of May 1, 1998, (i) by each person or entity known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) by each of the Company's directors, (iii) by each Named Executive Officer and (iv) by all executive officers and directors of the Company as a group.

                                                       NUMBER OF    PERCENT OF
                                                         SHARES       SHARES
        DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL    BENEFICIALLY BENEFICIALLY
                          OWNERS                        OWNED(1)     OWNED(2)
        ------------------------------------------    ------------ ------------
     Aura Systems, Inc.(2)(3)........................  6,882,896      68.83%
     Sultan W. Khan(2)(4)............................    269,634       2.70%
     Asif M. Khan(2)(4)..............................    269,634       2.70%
     Steven C. Veen(2)...............................          0        *
     Michael I. Froch(2).............................          0        *
     Zane R. Alsabery(2)(5)..........................     35,833        *
     Gerald S. Papazian(2)...........................          0        *
     David W. Harralson(2)(7)........................      4,000        *
     Alexander Remington(2)..........................          0        *
     James M. Curran(2)..............................          0        *
     Sonia Kiarashi(2)(8)............................     12,539        *
     Saied Kashani(2)................................          0        *
     Richard A. Rappaport(2).........................          0        *
     Mellon Bank Corporation(6)......................  1,100,000      11.00%
     All executive officers and directors as a group
      (12 persons)...................................    591,640       5.92%

--------
 *Denotes less than 1%.
(1) Beneficial ownership is determined in accordance with rules of the Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or exercisable within sixty days are deemed outstanding for computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to the knowledge of the Company, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) c/o NewCom, Inc., 31166 Via Colinas, Westlake Village, CA 91362
(3) May be deemed to be a parent or promoter of the Company, as those terms are defined in the Securities Act. Aura has agreed to vote all shares held by it for a period of forty-eight (48) months from September, 1997 for the election to the Company's Board of Directors of two designees of the Underwriter of the Company's Initial Public Offering reasonably acceptable to the Company.
(4) Includes 48,329 shares of Common Stock issuable pursuant to options, which are exercisable within sixty days of May 1, 1998.
(5) Includes 8,777 shares of Common Stock issuable pursuant to options, which are exercisable within sixty days of May 1, 1998.
(6) Share ownership data based on a Schedule 13G, dated as of January 29, 1998 by Mellon Bank Corporation and affiliated entities.
(7) Includes 4,000 shares of common stock issuable pursuant to options, which are exercisable within sixty days of May 1, 1998.
(8) Includes 12,539 shares of common stock issuable pursuant to options which are exercisable within sixty days of May 1, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AURA SYSTEMS, INC.

  Loan Transactions. Since inception, the Company has financed its operations through loans from Aura. The outstanding balances payable to Aura at Fiscal 1998, 1997 and 1996 year-end were $19.4 million, $17.2 million and $20.2 million, respectively. Intercompany interest expense, included in the outstanding balance at Fiscal 1998, 1997 and 1996 year-end was $1.5 million, $1.1 million, and $1.2 million, respectively, and was charged at the rate of 9%, 8% and 9%, respectively, per annum. Effective March 1, 1996, Aura contributed $9.0 million of the Company's indebtedness to Aura as additional paid-in capital, thereby reducing the amount reflected in "Due to Aura." Subsequent to Fiscal 1997, the Company notified its commercial lender that it was replacing the facility with a different lender. As a result, the commercial lender discontinued advancing funds under the line and Aura agreed to finance the Company's working capital requirements until the replacement commercial line was put in place. Between March 1, 1997 and May 31, 1997, Aura advanced $8.3 million to the Company; this amount was repaid in June 1997 when the new commercial line of credit was put into effect with borrowings under the new line and cash on hand. As of September 15, 1997, the closing date of the Initial Public Offering of the Company's common shares, Aura effectuated the conversion of $4.0 million in intercompany indebtedness into 421,053 shares of NewCom Common Stock. All remaining intercompany debt has been evidenced by an unsecured promissory note from the Company to Aura due and payable in full in September 1998. The promissory note bears interest at the rate of 9% per annum and has no prepayment penalty.

  Aura Rights Agreement. In connection with the Initial Public Offering, the Company and Aura entered into the Aura Rights Agreement, pursuant to which Aura can require the Company to register, at the Company's expense, all of the Common Stock held by Aura, with 3.0 million shares subject to such rights, commencing September 1998 and the balance of such shares registrable one year thereafter.

  Noncompetition Agreement. Pursuant to the Noncompetition Agreement entered into between the Company and Aura in connection with the Initial Public Offering, Aura has covenanted until 2007 not to compete with the Company in the design, manufacture, sale or marketing of PC modem and certain multimedia products and to provide the Company with an exclusive, fully paid, royalty free, worldwide license, irrevocable during such period, to make, use and sell any such competitive products developed or offered by Aura within such period. Except as set forth in the Noncompetition Agreement, Aura is not restricted from competing with the Company.

  Redemption Option Agreement. In connection with the Initial Public Offering, the Company and Aura entered into a Redemption Option Agreement, pursuant to which Aura can require the Company, solely at Aura's option, to apply up to 70% of the net proceeds the Company receives from the exercise of the Warrants sold in the Initial Public Offering to redeem shares of Common Stock held by Aura at the Warrant exercise price.

  Tax Sharing Agreement. The Company and Aura entered into a Tax Sharing Agreement in September 1997 to govern certain tax issues arising subsequent to the Initial Public Offering. In general, the Company is included in Aura's consolidated group for federal income tax purposes for so long as Aura beneficially owns at least 80% of the total voting power and value of the outstanding Common Stock. Each member of the consolidated group is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, the Company could be liable for any federal tax incurred during a taxable period for which the Company is included in Aura's consolidated group, if such tax liability is not discharged. However, pursuant to the Tax Sharing Agreement between the Company and Aura, Aura has agreed to indemnify and hold harmless the Company for any penalties and interest in respect of any tax liability attributable to the Aura consolidated group incurred on or before the date upon which Aura owns less than 80% of the outstanding Common Stock (the "Deconsolidation Date"). After the Deconsolidation Date, the Company will not file a federal consolidated return with Aura. It is expected that the company will continue to file California combined reports with Aura for periods ending after the Deconsolidation Date. During the period from June 1, 1997 up to and including the Deconsolidation Date, the Company will not be required to reimburse Aura for any amounts of federal income taxes that the Company would have been required to pay if the Company were to file its own federal income tax return and was not part of Aura's consolidated group. Any amount not required to be reimbursed will be recorded by the Company as an additional capital contribution by Aura effective as of the Deconsolidation Date.

  Corporate Services Agreement. In connection with the Initial Public Offering, the Company and Aura entered into a corporate services agreement pursuant to which Aura provides to the Company on an interim basis certain routine and ordinary corporate services, including financial, insurance accounting, employee benefits, payroll, tax and legal services. The cash assets of the Company will not be commingled with those of Aura. For these services, the Company will be assessed a fee of $50,000 per month, payable on a monthly basis. The agreement may be terminated by either party upon 60 days prior notice.

  Sublease Agreement. The Company currently subleases from Aura its principal operating facilities in Westlake Village, California. In Fiscal 1998, the Company made lease payments of $190,098 under the sublease.

  Speaker Components. In Fiscal 1998 and 1997, the Company purchased speaker components from Aura for use in NewCom's multimedia kit products, for which Aura received $310,704 and $543,719 respectively.

OTHER RELATED PARTY TRANSACTIONS

  Alexander Remington, a director of the Company, founded and currently serves as Chief Executive Officer of Micro Equipment Corporation ("M.E.C.") and is the controlling shareholder of C'More, Inc. M.E.C. purchased certain product from the Company in the aggregate amount of approximately $3.72 million and $0 in Fiscal 1998 and 1997, respectively. C'More, Inc. purchased certain products from the Company in the aggregate amount of approximately $0 and $3.65 million in Fiscal 1998 and 1997, respectively. The stated terms of the purchases were payment 30 days from the date of shipment.

  In addition, M.E.C. served as a supplier of products and components to the Company in the amount of approximately $6.3 million and $12.5 million in Fiscal 1998 and 1997, respectively. The Company may continue to purchase products and components from M.E.C. in the future, generally consisting of those products and components included in the Company's communication and multimedia products currently offered and under development, although the Company is unable to specifically identify the products or components or amounts thereof that may be so purchased. Purchases from M.E.C. will only be made if they are approved by a majority of the Company's disinterested directors, are on terms no less favorable to the Company than could be obtained from unaffiliated parties and are reasonably expected to benefit the Company.

  James M. Curran, a director of the Company, has served as a business sales consultant to Aura since March 1997. For his services, Mr. Curran has received $237,700 from Aura through February 28, 1998.

  Richard A. Rappaport, a Director of the Company, served as Managing Director of Investment Banking of Joseph Charles & Associates, Inc. ("Joseph Charles") from 1995 to April, 1998. In September 1997, Joseph Charles served as lead underwriter of NewCom's initial public offering. In connection with the offering, Joseph Charles received $1,529,500 in the form of underwriting discounts and commissions and $546,250 in the form of a non-accountable expense allowance. In addition, Joseph Charles received an option to purchase 230,000 Units (one common share and one warrant to purchase a common share) at a price of $13.78 per Unit, exercisable over a period of four years commencing September 15, 1998.

  As part of the underwriting agreement, the Company has agreed to retain Joseph Charles as a financial consultant for a period of two years from the date of the offering for a fee of $3,000 per month. For the fiscal year ended February 28, 1998, Joseph Charles has earned $18,000 for these services. In addition, the Company has paid Joseph Charles an additional $36,500 for other investment banking services.

  The Company believes that the foregoing transactions were in its best interests. It is the Company's current policy, adopted in June 1997, that all transactions by the Company with officers, directors, 5% stockholders and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested independent directors, are on terms no less favorable to the Company than could be obtained from unaffiliated parties and are reasonably expected to benefit the Company. Each of the agreements between the Company and Aura has been approved by a majority of the Company's disinterested directors in accordance with the foregoing policy.

                               GLOSSARY OF TERMS

ADSL.....................  Asymmetric Digital Subscriber Line--A fast new modem technology.

ATAPI....................  AT Attachment Packet Interface.

Audio controller.........  The chips on a computer board or peripheral board used to control sound.

BAF......................  Blind Adaptive Filter--A stochastic algorithm for filtering noise which requires no a-priori knowledge of signal or noise process statistics.

bps......................  Bits per second--The speed at which data and fax are transmitted. One Kbps is equal to 1,000 bits per second and one Mbps is equal to 1,000,000 bits per second.

Bus Direct...............  The direct link to a computer's motherboard.

Cable modems.............  Modems that hook up to cable systems once used exclusively for TV.

CCD......................  Charge Coupled Device--A technology highly useful in implementing video cameras.

CCITT....................  Comite Consultatif International Telegraphique et
                           Telephonique--The international standards body now known as ITU.

CD.......................  Compact Disc.

CDR......................  Compact Disc Recordable--CD drive technology that allows data to be read and written, current technology usually permits data to be read many times but written only once.

CD-ROM...................  Compact Disk-Read Only Memory--CD drive technology that allows data to be read but not written.

CD-RW....................  Compact Disc ReWritable--CD drive technology that allows users to record and rerecord information onto a compact disc. Sometimes referred to as having read-many write-many capabilities.

Com ports................  Communications Port--A means whereby computers can communicate with external devices.

Computer telephony.......  Using computer to perform telephone functions.

Data fax modem...........  Computer product used for transmission of computer data and fax data over telephone lines.

DMA......................  Direct Memory Access--A means of computer input/output where an external device communicates to the computer memory without intervention of the CPU.

DOS......................  Disc operating system--Generally refers to
                           Microsoft DOS or to other Microsoft compliant systems.

DSP......................  Digital Signal Processing--A hardware device whose functions can change with software modifications.

DSVD.....................  Digital simultaneous Voice and Data--Allows both voice and computer data to be simultaneously transmitted over a single standard phone line.

DVC......................
                           Desktop Videoconferencing.

DVD......................  Digital Video Disk--New standard in CD technology that is faster and holds many times more data than CD-ROM; allows data to be read but not written.

Error correction.........  Technology which allows for error free transmission over less than error free phone lines.

Full duplex                Allows both parties to talk at the same time and be
speakerphone.............  heard at the same time.

GIF......................  Graphics Interchange Format--A format for providing pictures on a computer.

I/O Address..............  Input/Output address is a memory location dedicated to an input/output device data or control register.

IC56 Flex................  A standard for 56k modem communications developed by Rockwell International.

IDE......................  Integrated Drive Electronics--Standards computer interface for CD-ROM and other drives.

Internet.................  A global open network of thousands of interconnected computer networks and millions of commuter connections that allow individuals, businesses and other organizations to communicate worldwide.

Internet content.........  A phrase that encompasses all of the written, audio and video information available on the Internet.

Internet page............  A location of information on the World Wide Web.

Internet phone...........  Uses the Internet modem connection to exchange voice packets of data, i.e., voice conversations.

IRQ lines................  Interrupt Request Lines--Provide a means for an external device to tell a computer to stop what it is doing to service a request.

ISA......................  Industry Standard Architecture--Standard
                           Windows/DOS PC bus interface slot.

ISDN.....................  Integrated Services Digital Network--Phone line connection that is digital rather than the standard analog; allows for much higher data transmission speeds.

ISP......................  Internet Service Provider--A company that sells access to the Internet.

ITU......................  International Telecommunication Union.

JPEG.....................  Joint Photographic Experts Group--A international image compression standard.

Just-in-Time.............  NewCom's purchasing strategy, whereby components and supplies are purchased just before they are needed in the manufacturing process.

MNP 5....................  Microcom Networking Protocol level 5--A data compression method sometimes used in modems.
                           Produces a compression ration of approximately 2 to 1 and is often used as a fallback to the higher compression V.42bis.

Modem....................
                           Modulator/Demodulator--An electronic device that converts binary data to analog tones and voltages that are suitable for transmissions over standard telephone lines.

MPEG.....................  Motion Picture Experts Group--One of the more popular video compression standards that permits a large amount of video data to be stored or transmitted in a compressed amount of space.

Multimedia...............  Currently in its basic form, a PC multimedia system is defined as any system with a CD-ROM drive and high quality sound capability.

NRT......................  Neo Radial Technology--A trademark of Aura Systems relating to a highly efficient speaker technology.

NTSC.....................  National Television Standard Committee--The method used to transmit television signals in North
                           America and Japan.

PAL......................  Phase-Alternational Line--The broadcast color television standard used in Western Europe and Australia.

PCX......................  PC Paintbrush file. One of several image format files.

PnP......................  Plug and Play--Sometimes referred to in this industry as "Plug and Pray!"

Polymide tweeters........  A high frequency speaker driver based on using a polymide cone material.

POTS.....................  Plain Old Telephone Service--Standard home or office analog telephone service.

RISC.....................  Reduced Instruction Set Computer--A chip that gains execution speed by limiting the number of instructions. Executable.

RISC.....................  Reduced Instruction-Set Computer--A central processing unit technology that is designed to provide faster and lower-cost processing than the CISC (Complex Instruction-Set Computing) technology used in most personal computers.

RJ11.....................  Standard single line or two line telephone modular jack.

SCSI.....................  Small computer System Interface--A standard computer system interface that is used on the Apple Macintosh and has growing usage on Windows/DOS PCs.

Serial port..............  Personal Computer Serial Port--A means of communicating with a computer where the bits are sent serially on a single data line.

Sound card...............  A hardware card that hooks up to the bus of a PC and which outputs sound signals to speakers.

SRS......................  Surround Sound--A means of providing room depth to sounds through use of a special signal processor.

SVGA.....................  Super Video Graphics Array--A video adapter standard.

S-Video..................  Super-Video--A higher resolution VHS (Video Home
                           System) video cassette recorder format.

THD......................  Total harmonic distortion--A measure of the impreciseness of a speaker in faithfully reproducing sounds.

TIFF.....................
                           Tagged Image File Format.

TWAIN Compliant..........
                           Name of a working group.

UART.....................  Universal Asynchronous Receiver Transmitter--Buffer
                           memory that allows for high fax and modem speeds by holding data until the computer has time to process it.

UART.....................  Universal Asynchronous Receiver Transmitter.

V.34, V.34+..............  Error correction standard which allow for high speed transmission.

V.42.....................  A standard for error detection and error correction
                           (through retransmission) often implemented in modems.

V.42bis..................  A data compression method sometimes used in modems.
                           Produces a compression ration of approximately 4 to 1.

V.42bis/MNP 5............  Data compression standard which can increase the throughput of data transmission by compressing the amount of data that must be sent.

VAR......................  Value Added Reseller.

VGA......................  Video Graphics Array--A video adapter standard.

Video conferencing.......  Telephone conferencing in which each party sees a video transmission of the other party.

Wavetable................  A means of producing accurate tones of instruments through a stored data table.

Web browsing.............  A phrase used to describe the process of looking for information on the Internet World Wide Web.

Windows/DOS PC...........  A PC that uses Microsoft's operating system. Also known as IBM PC clones.

WWW......................  World Wide Web--Linked computer around the world.

X-2 Compatible...........  A high speed modem standard for 56 kbs developed by
                           USR.

X-2 Mode.................  A modern mode where it operates on a USR compatible device.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Documents filed as part of this report:

    (1) Financial Statements

  See Index to Financial Statements on page F-1

    (2) Financial Statement Schedules

  See Index to Financial Statements on page F-1

    (3) Exhibits

  See Exhibit Index

  (b) Reports on Form 8-K.

  There were no reports on Form 8-K filed by the Company during the period from January 14, 1998 to May 29, 1998.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                            DESCRIPTION OF DOCUMENT
 -------                           -----------------------
  3(i).1*     Certificate of Incorporation.
  3(i).2*     Form of Amended and Restated Certificate of Incorporation to be
               filed prior to the Closing Date of this Offering.
  3(ii)*      Bylaws of the Registrant, as amended.
     4.1*     Specimen Common Stock Certificate.
     4.2*     Form of Redeemable Common Stock Purchase Warrant.
     4.3*     Form of Representative's Warrant.
    10.1*     Revised form of Lease Assignment Agreement Between NewCom, Inc.
              and Aura Systems, Inc.
    10.2*     Form of Corporate Services Agreement Between NewCom, Inc. and
              Aura Systems, Inc.
    10.3*     Form of Tax Sharing Agreement between NewCom, Inc. and Aura
              Systems, Inc.
    10.4*     Form of Noncompetition Agreement between NewCom, Inc. and Aura
              Systems, Inc.
    10.5*     Form of Redemption Option Agreement between NewCom, Inc. and Aura
              Systems, Inc.
    10.6*     1997 Stock Incentive Plan and Forms of Agreements thereunder.
    10.7*     Form of Registration Rights Agreement between NewCom, Inc. and
              Aura Systems, Inc.
    10.8*     Form of Indemnification Agreement.
    10.9*     Form of Promissory Note of NewCom, Inc. issuable to Aura Systems,
              Inc.
    10.10*    Form of Warrant Agreement between NewCom, Inc. and Interwest
              Transfer Company, Inc.
    10.11*    Common Stock Purchase Agreement dated June 20, 1994 between
               NewCom, Inc. and Aura Systems, Inc.
    10.12*    Form of Employee Stock Purchase Agreement dated September 1, 1994 between NewCom, Inc. and each of Sultan Khan, Asif Khan, Zane
               Alsabery, and Geoffrey Farrer.
    10.13(a)* Business Financing Agreement dated as of December 23, 1996 between Deutsche Financial Services Corporation ("Deutsche") and
               NewCom, Inc.
    10.13(b)* Agreement for Wholesale Financing dated as of April 16, 1997 between Deutsche and NewCom, Inc.
    10.14*    Form of Financial Consulting Agreement.
    10.15*    Form of Distributor Purchase Agreement.
    10.16*    Form of Authorized Independently Contracted Sales Agent
              Agreement.
    10.17     Equipment Buy-Sell Agreement by and between the Company and the
               Fourth Communications Network, Inc. dated as of February 10,
               1998, as amended.
    23.1      Consent of Pannell Kerr Forster, Certified Public Accountants, A
              Professional Corporation.
    27.1      Financial Data Schedule.

--------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (SEC. File No. 333-31431)

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEWCOM, INC.

Date: June 12, 1998
                                                  /s/ Sultan W. Khan
                                          By: _________________________________
                                                       Sultan W. Khan
                                               President and Chief Executive
                                                          Officer

Date: June 12, 1998
                                                   /s/ Steven C. Veen
                                          By: _________________________________
                                                       Steven C. Veen
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
         /s/ Sultan W. Khan          President and Chief             June 12, 1998
____________________________________  Executive Officer, Director
           Sultan W. Khan             (Principal Executive
                                      Officer)

          /s/ Asif M. Khan           Executive Vice President,       June 12, 1998
____________________________________  Director
            Asif M. Khan

         /s/ Steven C. Veen          Chief Financial Officer,        June 12, 1998
____________________________________  Director (Principal
           Steven C. Veen             Financial and Accounting
                                      Officer)

        /s/ Michael I. Froch         Director                        June 12, 1998
____________________________________
          Michael I. Froch

        /s/ Zane R. Alsabery         Director                        June 12, 1998
____________________________________
           Zane R. Alsabery

        /s/ James M. Curran          Director                        June 12, 1998
____________________________________
          James M. Curran

       /s/ Gerald S. Papazian        Director                        June 12, 1998
____________________________________
         Gerald S. Papazian

      /s/ Alexander Remington        Director                        June 12, 1998
____________________________________
        Alexander Remington

       /s/ Richard Rappaport         Director                        June 12, 1998
____________________________________
         Richard Rappaport

         /s/ Saied Kashani           Director                        June 12, 1998
____________________________________
           Saied Kashani

                                  NEWCOM, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
                                                                    -----------
Independent Auditors' Report.......................................         F-2
Balance Sheets at February 28, 1998 and 1997.......................         F-3
Statements of Operations for the years ended February 28, 1998,
 1997 and February 29, 1996........................................         F-4
Statements of Stockholders' Equity (Deficit) for the three-year
 period ended February 28, 1998....................................         F-5
Statements of Cash Flows for the years ended February 28, 1998,
 1997 and February 29, 1996........................................         F-6
Notes to Financial Statements...................................... F-7 to F-16
Financial Statement Schedule:
  Schedule II--Valuation and Qualifying Accounts...................        F-17
  Schedules other than the above are omitted because they are not applicable, or the required information is shown in the
  respective financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
 Stockholders of NewCom, Inc.
Westlake Village, California

  We have audited the accompanying balance sheets of NewCom, Inc. as of February 28, 1998 and February 28, 1997 and the related statements of operations, statements of stockholders' equity (deficit) and cash flows for each of the three years in the period ended February 28, 1998, and the financial statement schedule listed in the accompanying index at page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewCom, Inc. as of February 28, 1998 and February 28, 1997 and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1998, and the financial statement schedule presents fairly, in all material respects, the information set forth therein, all in conformity with generally accepted accounting principles.

                                          PANNELL KERR FORSTER
                                          Certified Public Accountants
                                          A Professional Corporation

Los Angeles, California
June 10, 1998

                                  NEWCOM, INC.

                                 BALANCE SHEETS

                                                       FEBRUARY 28,  FEBRUARY 28,
                                                           1998          1997
                                                       ------------  ------------
                       ASSETS
                       ------
Current assets
Cash and cash equivalents............................  $ 1,982,436   $ 2,813,631
Accounts receivable, net.............................   39,314,990    29,974,924
Prepaid income taxes.................................      318,220           --
Deferred tax asset...................................      838,000           --
Inventories..........................................   41,223,718    11,495,503
Vendor advances......................................    7,463,622           --
Other current assets.................................      296,214        45,069
                                                       -----------   -----------
    Total current assets.............................   91,437,200    44,329,127
                                                       -----------   -----------
Property and equipment, at cost......................    3,461,435     2,532,278
Less accumulated depreciation........................   (1,113,636)     (260,908)
                                                       -----------   -----------
Net property and equipment...........................    2,347,799     2,271,370
                                                       -----------   -----------
Engineering designs and drawings, net of accumulated
 amortization of $505,791 (1998) and $361,280 (1997).      216,768       361,279
Deferred tax asset...................................      102,000           --
Other assets.........................................    2,023,249       473,395
                                                       -----------   -----------
    Total Assets.....................................  $96,127,016   $47,435,171
                                                       ===========   ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities
Accounts payable.....................................  $32,734,140   $13,354,178
Accrued expenses.....................................      274,490       174,740
Notes payable--current...............................    6,580,676     8,883,656
Due to Aura..........................................   19,433,338           --
                                                       -----------   -----------
    Total current liabilities........................   59,022,644    22,412,574
                                                       -----------   -----------
Notes Payable........................................       21,583           --
Due to Aura..........................................          --     17,249,874
                                                       -----------   -----------
Commitments and contingencies
Stockholders' equity:
 Common Stock, par value $.001 per share, authorized
  50,000,000 shares, issued and outstanding
  10,000,000 shares in 1998 and 7,578,947 in 1997....       10,000         7,579
 Additional paid-in capital..........................   32,213,221     9,993,421
 Retained earnings (deficit).........................    4,859,568    (2,228,277)
                                                       -----------   -----------
                                                        37,082,789     7,772,723
                                                       -----------   -----------
    Total liabilities and stockholders' equity.......  $96,127,016   $47,435,171
                                                       ===========   ===========

                See accompanying notes to financial statements.

                                  NEWCOM, INC.

                            STATEMENTS OF OPERATIONS

                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                        FEBRUARY 28,  FEBRUARY 28,  FEBRUARY 29,
                                            1998          1997          1996
                                        ------------  ------------  ------------
Gross revenues......................... $117,190,649  $73,120,781   $33,312,587
Less discounts given...................      542,133       89,117       128,400
Less returns and allowances............   22,962,015   22,399,974     1,986,758
                                        ------------  -----------   -----------
Net revenues...........................   93,686,501   50,631,690    31,197,429
Cost of goods sold.....................   61,102,418   33,619,084    30,131,245
                                        ------------  -----------   -----------
Gross profit...........................   32,584,083   17,012,606     1,066,184
                                        ------------  -----------   -----------
Expenses
  Research and development                    13,841        7,708           --
  Selling, general and administrative
   expenses............................   20,698,413   11,840,951     4,972,064
                                        ------------  -----------   -----------
      Total expenses...................   20,712,254   11,848,659     4,972,064
                                        ------------  -----------   -----------
Income (loss) from operations..........   11,871,829    5,163,947    (3,905,880)
Other (income) and expenses............          --
Miscellaneous income...................     (199,281)    (122,690)      (23,289)
Interest expense.......................    2,436,660    1,516,366     1,302,740
                                        ------------  -----------   -----------
Income (loss) before taxes.............    9,634,450    3,770,271    (5,185,331)
Provision for income taxes.............    2,546,605      433,000           --
                                        ------------  -----------   -----------
Net income (loss)...................... $  7,087,845  $ 3,337,271   $(5,185,331)
                                        ============  ===========   ===========
Basic earnings (loss) per share........ $       0.82  $      0.44   $     (0.68)
                                        ============  ===========   ===========
Diluted earnings per share............. $       0.70  $      0.44
                                        ============  ===========
Average common and common equivalent
  Shares outstanding
    Basic..............................    8,660,130    7,578,947     7,578,947
                                        ============  ===========   ===========
    Diluted............................   10,075,193    7,578,947
                                        ============  ===========


                See accompanying notes to financial statements.

                                  NEWCOM, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
     YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1997 AND FEBRUARY 28, 1998

                                                                         TOTAL
                                             ADDITIONAL   RETAINED   STOCKHOLDERS'
                            COMMON   COMMON    PAID-IN    EARNINGS      EQUITY
                            SHARES   AMOUNTS   CAPITAL   (DEFICIT)     (DEFICIT)
                          ---------- ------- ----------- ----------  -------------
Balance at February 28,
 1995...................   7,578,947 $ 7,579 $   993,421 $ (380,217)  $   620,783
Net loss................         --      --          --  (5,185,331)   (5,185,331)
                          ---------- ------- ----------- ----------   -----------
Balance at February 29,
 1996...................   7,578,947   7,579     993,421 (5,565,548)   (4,564,548)
Capital contribution by
 stockholder
 (note 4)...............         --      --    9,000,000        --      9,000,000
Net income..............         --      --          --   3,337,271     3,337,271
                          ---------- ------- ----------- ----------   -----------
Balance at February 28,
 1997...................   7,578,947   7,579   9,993,421 (2,228,277)    7,772,723
Initial public offering
 of common stock, net of
 issuance costs of
 $2,901,492.............   2,000,000   2,000  16,096,508        --     16,098,508
Conversion of parent
 company indebtedness
 into common stock (Note
 4).....................     421,053     421   3,999,579        --      4,000,000
Capital contributed by
 parent company for use
 of deferred tax assets.         --      --    2,123,713        --      2,123,713
Net income..............         --      --          --   7,087,845     7,087,845
                          ---------- ------- ----------- ----------   -----------
Balance at February 28,
 1998...................  10,000,000 $10,000 $32,213,221 $4,859,568   $37,082,789
                          ========== ======= =========== ==========   ===========


                See accompanying notes to financial statements.

                                 NEWCOM, INC.

                           STATEMENTS OF CASH FLOWS

                                       YEAR ENDED    YEAR ENDED    YEAR ENDED
                                      FEBRUARY 28,  FEBRUARY 28,  FEBRUARY 29,
                                          1998          1997          1996
                                      ------------  ------------  ------------
Cash flows from operating activities
 Net income (loss)................... $  7,087,845  $  3,337,271  $ (5,185,331)
 Adjustments to reconcile net income
  (loss) to net cash
  used by operating activities
  Depreciation and amortization......    1,273,575       348,420       195,020
  Loss on disposition of assets .....      283,217           --            --
  Changes in operating assets and
   liabilities
   Accounts receivable...............   (9,340,066)  (11,240,253)  (17,711,642)
   Inventories.......................  (29,728,215)   (7,916,736)   (3,306,006)
   Income tax assets.................   (1,258,220)          --            --
   Vendor advances...................   (7,463,622)          --            --
   Other current assets..............     (251,145)       10,548       (55,417)
   Accounts payable..................   19,379,962     6,151,536     6,598,742
   Accrued expenses..................       99,750        48,428        87,356
                                      ------------  ------------  ------------
    Total adjustments................  (27,004,764)  (12,598,057)  (14,191,947)
                                      ------------  ------------  ------------
    Net cash used by operating
     activities......................  (19,916,919)   (9,260,786)  (19,377,278)
                                      ------------  ------------  ------------
Cash flows used by investing
 activities
 Additions to property and equipment.   (1,455,219)   (2,121,366)     (224,639)
 Other assets........................   (1,583,345)     (455,990)       22,808
                                      ------------  ------------  ------------
  Net cash used by investing
   activities........................   (3,038,564)   (2,577,356)     (201,831)
                                      ------------  ------------  ------------
Cash flows from financing activities
 Net proceeds (payments) from
  borrowings.........................   (2,281,397)    6,485,999     2,397,657
 Proceeds from issuance of common
  stock units........................   16,098,508           --            --
 Cash advances from Aura.............   27,153,004    14,832,091    22,237,586
 Cash repayments to Aura.............  (18,845,827)   (8,768,500)   (3,289,657)
                                      ------------  ------------  ------------
  Net cash provided by financing
   activities........................   22,124,288    12,549,590    21,345,586
                                      ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................     (831,195)      711,448     1,766,477
Cash and cash equivalents at
 beginning of period.................    2,813,631     2,102,183       335,706
                                      ------------  ------------  ------------
Cash and cash equivalents at end of
 period.............................. $  1,982,436  $  2,813,631  $  2,102,183
                                      ============  ============  ============

SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Noncash investing and financing activities:

  Effective March 1, 1996, Aura contributed $9,000,000 to additional paid-in capital, which was reflected in "Due to Aura" at February 29, 1996 (see note
4).

  Effective September 15, 1997, Aura exchanged $4,000,000 of the monies due by the Company for 421,053 shares of common stock of the Company.

  Effective September 19, 1997, Aura contributed deferred tax assets of $2,123,713 to the Company.

Cash paid for income taxes was $81,800, $800 and $800 for Fiscal 1998, 1997 and 1996, respectively. Cash paid for interest was $903,990, $310,204 and $100,504 for Fiscal 1998, 1997 and 1996, respectively.

                                 NEWCOM, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS

  NewCom, Inc. (the "Company") specializes in the manufacturing and selling of high performance computer communication and multimedia products for the IBM compatible and Apple Macintosh personal computer markets. The Company offers a line of products including, among others, internal and external data fax modems, speaker phones, sound cards, and multimedia kits.

  The Company was incorporated under the laws of Delaware in June 1994 as a wholly owned subsidiary of Aura Systems, Inc. ("Aura"). In September 1997, NewCom completed an initial public offering. In the offering 2,000,000 newly issued shares were sold to the public by NewCom together with 300,000 shares of Aura's holdings, resulting in Aura owning approximately 72.1% of NewCom at the conclusion of the offering.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition

  The Company recognizes revenue for product sales upon shipment. The Company provides for estimated returns and allowances based upon experience (see note
3).

(b) Cash Equivalents

  The Company considers all highly liquid assets, having an original maturity of less than three months, to be cash equivalents.

(c) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual future results could differ from those estimates.

(d) Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market.

(e) Research and Development

  Research and development costs are expensed as incurred.

(f) Advertising Costs

  Advertising costs are expensed as incurred. Advertising charged to expense in Fiscal 1998, 1997 and 1996 was $5,434,182, $4,920,779 and $1,523,000,
respectively.

(g) Property and Equipment

  Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

       Machinery and equipment.................................... 3-10 years
       Furniture and fixtures..................................... 5-10 years
       Leasehold improvements..................................... Life of lease

  During Fiscal 1998, 1997 and 1996, the Company capitalized costs of $810,929, $1,712,184 and $55,235, respectively, on special tools and equipment, which have been designed for the manufacturing and development of electronic products. The capitalized amounts, included in machinery and equipment, include allocated costs of direct labor and overhead. The Company expects recovery of these costs from orders.

                                 NEWCOM, INC.

  Depreciation expense of machinery and equipment, furniture and fixtures and leasehold improvements was $908,864, $203,919 and $50,508, for Fiscal 1998, 1997 and 1996, respectively.

(h) Engineering Designs and Drawings

  Engineering designs and drawings represents the fair value of intangible assets contributed by Aura and are being amortized over 5 years on a straight-line basis.

  The carrying value of these intangible assets is based on management's current assessment of recoverability. Management evaluates recoverability using both objective and subjective factors. Objective factors include management's best estimates of projected future earnings and cash flows and analysis of recent sales and earnings trends. Subjective factors include competitive analysis and the Company's strategic focus.

(i) Net Income Per Common Share

  For the year ended February 28, 1998, the Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128") which requires the presentation of Basic and Dilutive earnings per share, which replaces primary and fully diluted earnings per share. Earnings per share have been restated for all periods presented to reflect the adoption of SFAS 128. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of convertible debentures, preferred stock, stock options and warrants. Diluted per share information is not presented in the accompanying statement of operations for Fiscal 1996 since the effect would be antidilutive.

NOTE 3--PRODUCT RETURN RISKS

  The Company is exposed to the risk of product returns from its retailer mass merchant and distributor customers as a result of several factors, including returns from their customers, contractual stock rotation privileges, returns of defective products or product components. In addition, the Company generally accepts returns of unsold product from customers with whom the Company has severed its customer relationship. Overstocking by the Company's customers could lead to higher than normal returns, which could have a material adverse effect on the Company's results of operations. The Company also has a policy of offering price protection to its customers for some or all of their inventory, whereby when the Company reduces its prices for a product, the customer receives a credit for the difference between the original purchase price of the product and the Company's reduced price for the product. As a result of this policy, significant reductions in price have had, and may in the future have, a material adverse effect on the Company's results of operations. In management's opinion, the financial statements include adequate provisions to reserve for future product returns.

  Returns and allowances in Fiscal 1998 were approximately $23.0 million (or 19.6% of gross revenues), as compared to $22.4 and $2.0 million (or 30.6% and 6.0% of gross revenues) in Fiscal 1997 and 1996, respectively. The disproportionately large increase in returns in Fiscal 1997 was partially due to a problem encountered in the middle of the year with a chip used in the Company's DSVD modems that was manufactured for the Company by Phylon Communications, Inc. ("Phylon"). Due to a defect in the chip's software design which the Company believes was caused by Phylon, the chip vendor was unable to satisfy the Company's specifications for DSVD performance. As a result, the Company agreed to accept its customers' return of the modems, which it thereafter repackaged and resold as a non-DSVD modem product. Since the modem was so repackaged and sold at a profit, the Company did not seek further satisfaction from Phylon. The Company has discontinued using Phylon as a chip vendor. To reduce the likelihood of a similar problem occurring in the future, the Company has instituted a program of additional beta testing, sometimes in conjunction with its larger mass

                                 NEWCOM, INC.

merchant customers. The lower percentage of returns in Fiscal 1998 was also due partially to the shift in the customer base to the mass merchant retailers and away from smaller distributors where there is a greater risk of large returns. In addition, the mass merchants have recently begun restricting their return policy to their customers to a 14-day period from the date of sale.

NOTE 4--RELATED PARTY TRANSACTIONS

  During Fiscal years 1998, 1997 and 1996, Aura loaned funds to the Company as needed. The balances outstanding were $19,433,338, $17,249,874 and $20,186,283 at February 28, 1998, February 28, 1997 and February 29, 1996, respectively. Effective March 1, 1996, Aura contributed $9,000,000 of the balance outstanding at February 29, 1996 to the Company as additional paid-in capital. Immediately prior to the company's Initial Public Offering of its common stock in September 1997, Aura exchanged $4,000,000 of the balance outstanding for 421,053 of the Company's common stock. Intercompany interest expense, included in the outstanding balance at Fiscal 1998, 1997 and 1996 was $1,530,408, $1,147,621 and $1,202,236 respectively, and was computed at approximately 9%, 8%, and 9%, respectively. The interest rates used were determined by Aura with reference to its estimated cost of borrowed funds.

  In Fiscal 1998 and 1997, the Company purchased speaker components from Aura, for use in multimedia kit products in the amounts of $310,704 and $543,719, respectively.

  The Company currently subleases from Aura its facilities in Westlake Village, California. In Fiscal 1998 and 1997, the Company made lease payments of $190,098 and $191,013 respectively, under the sublease, which payments were made, with Aura's consent, directly to the landlord, and property taxes payments of $14,402 and $7,956, respectively.

  Aura provides certain support services to the Company including financial, legal, tax, audit, benefits administration and personal property insurance. Charges for these services are allocated by Aura to the Company based on various formulas that, in management's opinion, reasonably approximate the actual costs incurred. The expenses recorded by the Company for these allocations were $65,000, $120,000 and $120,000 for Fiscal years 1998, 1997 and 1996, respectively, and are included in selling, general and administrative expenses. The amounts allocated by Aura are not necessarily indicative of the actual costs which may have been incurred had the Company operated as an unaffiliated entity. However, the Company believes that the allocation is a reasonable approximation of the Company's operations on a "stand-alone" basis and is in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 55.

  The Company continues to use the support services of Aura on an interim basis at a negotiated rate of $50,000 per month in accordance with a Corporate Services Agreement entered into between the Company and Aura which went into effect during September 1997. Charges under the Corporate Services Agreement were $275,000 for Fiscal 1998, and are included in selling, general and administrative expenses.

  Alexander Remington, a director of the Company, founded and currently serves as Chief Executive Officer of Micro Equipment Corporation ("M.E.C.") and is the controlling shareholder of C'More, Inc. M.E.C. purchased certain product from the Company in the aggregate amount of approximately $3.72 million and $0 in Fiscal 1998 and 1997, respectively. C'More, Inc. purchased certain products from the Company in the aggregate amount of approximately $0 and $3.65 million in Fiscal 1998 and 1997, respectively. The stated terms of the purchases were payment 30 days from the date of shipment.

  In addition, M.E.C. served as a supplier of products and components to the Company in the amount of approximately $6.3 million and $12.5 million in Fiscal 1998 and 1997, respectively. The Company may continue to purchase products and components from M.E.C. in the future, generally consisting of those products and

                                 NEWCOM, INC.

components included in the Company's communication and multimedia products currently offered and under development, although the Company is unable to specifically identify the products or components or amounts thereof that may be so purchased. Purchases from M.E.C. will only be made if they are approved by a majority of the Company's disinterested directors, are on terms no less favorable to the Company than could be obtained from unaffiliated parties and are reasonably expected to benefit the Company.

  James M. Curran, a director of the Company, has served as a business sales consultant to Aura since March 1997. For his services, Mr. Curran has received $237,700 from Aura through February 28, 1998.

  Richard A. Rappaport, a Director of the Company, served as Managing Director of Investment Banking of Joseph Charles & Associates, Inc. ("Joseph Charles") from 1995 to April, 1998. In September 1997, Joseph Charles served as lead underwriter of NewCom's initial public offering. In connection with the offering, Joseph Charles received $1,529,500 in the form of underwriting discounts and commissions and $546,250 in the form of a non-accountable expense allowance. In addition, Joseph Charles received an option to purchase 230,000 Units (one common share and one warrant to purchase a common share) at a price of $13.78 per Unit, exercisable over a period of four years commencing September 15, 1998.

  As part of the underwriting agreement, the Company has agreed to retain Joseph Charles as a financial consultant for a period of two years from the date of the offering for a fee of $3,000 per month. For the fiscal year ended February 28, 1998, Joseph Charles has earned $18,000 for these services. In addition, the Company has paid Joseph Charles an additional $36,500 for other investment banking services.

NOTE 5--ACCOUNTS RECEIVABLE

  Accounts receivable consists of the following:

                                                     FEBRUARY 28,  FEBRUARY 28,
                                                         1998          1997
                                                     ------------  ------------
       Trade debtors................................ $42,768,777   $31,824,924
       Less allowance for doubtful accounts.........  (3,453,787)   (1,850,000)
                                                     -----------   -----------
                                                     $39,314,990   $29,974,924
                                                     ===========   ===========

  Bad debt expense was approximately $2,175,000, $812,000 and $1,057,000 in Fiscal 1998, 1997, and 1996, respectively.

  Accounts receivable due from major customers were as follows:

                 FEBRUARY 28, 1998                            FEBRUARY 28, 1997
            -----------------------------                -------------------------------------------
              AMOUNT             PERCENT                   AMOUNT                    PERCENT
            -----------          -------                 -----------                 -------
            $11,593,490           29.5%                  $ 4,444,058                  14.8%
              4,910,148           12.5                     3,653,000                  12.2
              2,796,625            7.1                     3,041,096                  10.1
              2,524,799            6.4                     2,742,085                   9.2
              2,523,185            6.4                     1,646,762                   5.5
            -----------           ----                   -----------                  ----
            $24,348,247           61.9%                  $15,527,001                  51.8%
            ===========           ====                   ===========                  ====

  The above accounts receivable are due from well established mass-market retailers and distributors. Accordingly, management believes that recoverability of these receivables does not represent a substantial credit risk.

                                 NEWCOM, INC.

NOTE 6--INVENTORIES

  Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                                       FEBRUARY 28, FEBRUARY 28,
                                                           1998         1997
                                                       ------------ ------------
       Raw materials.................................. $ 6,499,018  $ 6,237,390
       Finished goods.................................  34,724,700    5,258,113
                                                       -----------  -----------
                                                       $41,223,718  $11,495,503
                                                       ===========  ===========

  At February 28, 1998 and February 28, 1997, inventory is presented net of a $835,000 and $355,000, respectively, reserve for potential product obsolescence. Inventory at February 28, 1998 included approximately $4.9 million dollars that was received subsequent to year end, but was shipped F.O.B. shipping point, requiring the Company to include this amount in its reported inventory and to record the corresponding liability in accounts payable.

NOTE 7--PROPERTY AND EQUIPMENT

  Property and equipment, at cost is comprised as follows:

                                                       FEBRUARY 28, FEBRUARY 28,
                                                           1998         1997
                                                       ------------ ------------
       Machinery and equipment........................  $3,110,861   $2,382,646
       Furniture and fixtures.........................     302,979      112,037
       Leasehold improvements.........................      47,595       37,595
                                                        ----------   ----------
                                                        $3,461,435   $2,532,278
                                                        ==========   ==========

NOTE 8--ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                       FEBRUARY 28, FEBRUARY 28,
                                                           1998         1997
                                                       ------------ ------------
       Accrued payroll and related expenses...........   $210,337     $166,650
       Other..........................................     64,153        8,090
                                                         --------     --------
                                                         $274,490     $174,740
                                                         ========     ========

NOTE 9--LINE OF CREDIT

  In Fiscal 1998 and 1997, the Company had available a line of credit with a commercial lending institution that permitted borrowings of up to the lesser of $9.0 million or 80% of eligible accounts receivable, as defined in the financing agreement with the lender. The line of credit had an interest rate equal to the institution's prime rate plus .5%. The interest rate was 9.50% at February 28, 1997. The line of credit was collateralized by accounts receivable and required the Company to maintain certain financial ratios. The Company used this facility for funding its operations during Fiscal 1998 and 1997. At February 28, 1997, the outstanding balance under this line of credit was approximately $8.8 million, with a maximum of $9.0 million allowable. In May 1997, the Company replaced this line with another line of credit with another lending institution that permits borrowings of up to the lesser of $9.0 million or 60% of eligible accounts receivable.

  This new line of credit has an interest rate equal to the institution's prime rate plus 1.25%.and is secured by substantially all of the operating assets of the Company. In addition, there are certain financial covenants specified in the lending agreement. The interest rate was 9.75% at February 28, 1998. In addition, the Company

                                 NEWCOM, INC.

is allowed to issue in favor of the lender irrevocable letters of credit equal to $750,000. The stated interest rate on the new financing agreement is higher by 0.75% than the former arrangement. However, the former arrangement provided for additional lender's fees which in the aggregate resulted in a substantially higher cost of funds overall.

  At February 28, 1998, the outstanding balance under this line of credit was approximately $6.6 million. Subsequent to February 28, 1998, the line of credit was increased to $12.0 million subject to the above mentioned eligibility requirements to collaterize the borrowing under the lines of credit with the commercial lending institutions.

NOTE 10--STOCKHOLDERS EQUITY

(a) Sale of Common Stock

  On September 15, 1997, the Company's Registration Statement for an initial public offering of common stock was declared effective. This offering consisted of 2,000,000 newly isssued units and 300,000 shares sold by the Company's parent Aura Systems. Each unit consisted of one share of Common Stock and one Common Stock Purchase Warrant. An aggregate of 2,000,000 units were issued by the Company at a price of $9.50 per unit that resulted in net proceeds to the Company after expenses of the offering of approximately $16,100,000.

(b) Employee Stock Options

  The Company has a 1997 incentive stock option plan under which 1,000,000 shares of common stock of the Company were reserved for grants made or to be made. Under the 1997 Stock Option Plan, the options granted generally vest over five years at a rate of 20% on each anniversary of the date of grant. Options granted to the named Executive officers vest over a period of four years at a rate of 25% on each anniversary of the date of grant. The Plan provides that incentive stock options be granted at fair market value of the common stock on the date of the grant. All other options granted under the Plan must be at least 85% of the fair market value of the common stock on the date of the grant. All options granted are adjusted for stock splits and stock dividends. No options are exercisable for periods of more than 10 years after grant. The per share weighted average fair value granted during 1998 was $9.60. The fair value of each employee option grant was estimated on the date of grant using the BlackScholes option pricing model with the following assumptions used: risk free rate of interest of 5.74%; dividend yield of 0%; and expected lives of 5 years.

  No options were granted prior to Fiscal 1998.

  The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income for Fiscal 1998 would not have been changed.

  The changes in outstanding employee stock options for the year ended February 28, 1998 is as follows:

                                                                     WEIGHTED
                                                        NUMBER OF    AVERAGE
                                                         SHARES   EXERCISE PRICE
                                                        --------- --------------
       Outstanding at February 28, 1997................        0          0
         Granted.......................................  569,655       8.23
         Exercised.....................................        0          0
         Forfeited.....................................        0          0
                                                         -------      -----
       Outstanding at February 28, 1998................  569,655      $8.23
                                                         =======      =====

                                 NEWCOM, INC.

  The following table summarizes information about employee stock options at February 28, 1998:

                                                    WEIGHTED
                          NUMBER                    AVERAGE      NUMBER
        RANGE OF      OUTSTANDING AT    AVERAGE     EXERCISE EXERCISABLE AS EXERCISE
     EXERCISE PRICE      2/28/98     REMAINING LIFE  PRICE     OF 2/28/98    PRICE
     --------------   -------------- -------------- -------- -------------- --------
          $7.98          548,375          9.25       $ 7.98           0           0
         $14.75           21,280          9.75       $14.75      21,280      $14.75
                         -------                                 ------
         $7.98-
         $14.75          569,655          9.27       $ 8.23      21,280      $14.75
                         =======                                 ======

(c) Warrants

  As of February 28, 1998, there were 2,000,000 warrants outstanding to purchase 2,000,000 shares of common stock. These warrants were issued as part of the public offering unit in September, 1997 and were immediately detachable at that time. Each warrant entitles the holder to purchase one share of common stock at $14.25 from September 15, 1997 through September 15, 2002. The warrants are redeemable at the option of the Company for $0.05 per warrant at any time on or after September 15, 1998 or at such earlier date upon 30 days prior notice, if the closing price of the common stock equals or exceeds $18.80 per share for 20 consecutive trading days.

  In connection with the Company's initial public offering in September, 1997, the Company granted the underwriter 200,000 units which are convertible into 200,000 shares of common stock and 200,000 warrants to purchase 200,000 shares of the Company's common stock. The unit is exercisable at $13.78 per unit commencing September 15, 1998 and expires September 15, 2002. The warrant received in connection with the unit exercise is convertible into one share of common stock for $14.25 and is exercisable until September 15, 2002.

(d) Weighted Average Share Reconciliation

  A reconciliation of the weighted average number of common and common equivalent shares outstanding used in the computation of the basic and diluted per share information for the three years ended February 28, 1998, is as follows:

                                                     1998      1997      1996
                                                  ---------- --------- ---------
     Weighted average shares (basic).............  8,660,130 7,578,947 7,578,947
     Effect of dilutive stock options............  1,027,123         0         0
     Effect of dilutive warrants.................    387,940         0         0
                                                  ---------- --------- ---------
     Weighted average shares (diluted)........... 10,075,193 7,578,947 7,578,947
                                                  ========== ========= =========

  In connection with the Company's initial public offering in September 1997, the Company effected a 7,578,947-for-1 stock split of the outstanding shares of common stock which was given retroactive effect in the financial statements.

(e) Preferred Stock

  As of February 28, 1998, there are no shares of preferred stock of the Company outstanding. The Board of Director of the Company has the authority, without further action by the stockholders to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

NOTE 11--INCOME TAXES

  Under SFAS 109 "Accounting for Income Taxes" the Company utilizes the liability method of accounting for income taxes. The objective of accounting for income taxes is to recognize the amount of current and deferred

                                 NEWCOM, INC.

taxes payable (or refundable) at the date of financial statements (a) as a result of all events that have been recognized in the financial statements and
(b) as measured by the provisions of enacted tax laws. Income taxes currently payable are based on the taxable income for the year. A deferred tax liability or asset is calculated for tax consequences estimated to occur in future years.

  During September 1997, the Company and Aura entered into a tax sharing agreement pursuant to which, for the period prior to the date on which Aura owns less than 80% of the Company's outstanding Common Stock (the Deconsolidation Date, September 19, 1997), Aura will have sole authority to respond to and conduct all tax proceedings (including tax audits) relating to the Company, to file federal, state and local returns on behalf of the Company and to calculate the amount of the Company's tax liability, any tax liability owed by the Company to Aura for the period from June 1, 1997 through the Deconsolidation Date will be recorded by the Company as an additional capital contribution by Aura effective as of the Deconsolidation Date.

  The Company's taxable income through September 19, 1997 is included in the consolidated federal income tax return filed by Aura. For financial reporting purposes through Fiscal 1997, the Company's income tax expense or benefit is computed on a separate entity basis, with the resulting current income taxes payable or receivable and related deferred income taxes settled through the intercompany accounts. During the period March 1, 1997 through September 19, 1997, the Company utilized the net operating loss carryforwards of Aura to reduce its current tax liability by $2,123,713. In accordance with the Company's tax sharing agreement with Aura, this amount has been included in the accompanying financial statements as a capital contribution by Aura. During Fiscal 1997, the Company utilized its net operating losses carryforwards of $4,281,000 (Federal) and $3,154,000 (state) to reduce its tax liability to Aura. At February 28, 1998, the Company had no significant remaining net operating loss carryforwards for federal and state income tax purposes.

  The provision differs from the expense that would result from applying federal statutory rates to income before taxes because of the inclusion of a provision for state income taxes.

  Temporary differences arise primarily from differences in timing in the deduction of bad debts, inventory reserves, state income taxes, capitalization of certain costs in inventory for tax purposes and the use of the straight-line method of depreciation for financial reporting purposes and accelerated methods of depreciation for tax purposes.

                                                           1998      1997   1996
                                                        ---------- -------- ----
       Federal......................................... $2,285,507 $270,000 $--
       State...........................................    261,098  163,000  --
                                                        ---------- -------- ----
                                                        $2,546,605 $433,000 $--
                                                        ========== ======== ====

                                 NEWCOM, INC.

  The following is a summary of the Company's deferred tax assets and liabilities:

                                              1998                 1997
                                       ------------------- ---------------------
                                       CURRENT  NONCURRENT  CURRENT   NONCURRENT
                                       -------- ---------- ---------  ----------
   Deferred tax liabilities resulting
    from taxable temporary
    differences......................  $    --   $(19,000) $     --    $(30,000)
   Deferred tax assets resulting from
    deductible temporary differences
    and loss carryforwards...........   838,000   121,000    882,000     96,000
   Valuation allowance...............       --        --    (882,000)   (66,000)
                                       --------  --------  ---------   --------
                                       $838,000  $102,000  $     --    $    --
                                       ========  ========  =========   ========

NOTE 12--LEASES

  The Company subleases office facilities and equipment under operating leases that expire through Fiscal 2000. Other costs, such as property taxes, insurance and maintenance, are also paid by the Company. Rental expense charged to operations was $276,503, $191,013 and $147,635 in Fiscal 1998, 1997
and 1996, respectively.

  At February 28, 1998, minimum rentals under noncancellable operating leases are as follows:

            FISCAL YEAR                           AMOUNT
            -----------                          --------
             1999............................... $337,591
             2000...............................  193,591
             2001...............................   48,398
                                                 --------
                                                 $579,580
                                                 ========

NOTE 13--SIGNIFICANT CUSTOMERS

  Gross sales to significant customers were as follows:

                FEBRUARY 28, 1998                                  FEBRUARY 28, 1997
            ---------------------------                   -----------------------------------
            $37,101,874           31.7%                   $ 8,913,474                   12.2%
             12,923,308           11.0                      7,393,515                   10.1
             10,160,289            8.7                      3,685,009                    5.0
            -----------           ----                    -----------                   ----
            $60,185,471           51.4%                   $19,991,998                   27.3%
            ===========           ====                    ===========                   ====

NOTE 14--CONCENTRATIONS OF RISK

  The Company's financial instruments potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, accounts payable and other debt. The carrying value of these financial instruments approximate their fair value at February 28, 1998.

  The Company produces its products using components or subassemblies purchased from third-party manufacturers and suppliers. Certain of these components, particularly modem chipsets and application specific integrated circuit chipsets which provide multimedia functionality, are available only from a single source or limited sources. These components are generally in short supply and frequently subject to allocation by semiconductor manufacturers.

                                 NEWCOM, INC.

  The Company performs credit checks and evaluates the credit worthiness of any potential new customers prior to granting credit. UCC financing statements are filed, when deemed necessary.

NOTE 15--INVESTMENT

  In February 1998, the Company entered into an Equipment Buy-Sell Agreement with Fourth Communications Network ("FCN") whereby the Company purchased 200,000 shares of FCN Series F Preferred Stock, and received warrants to purchase 200,000 shares of Common Stock at an exercise price of $15.00 per share, in consideration of a cash payment of $5,000,000, of which $150,000 was paid in February 1998 with the balance of $4,850,000 paid in March 1998. FCN, as part of the agreement, agreed to purchase a fixed quantity of WebPal devices from the Company and related support services for $2,500,000 in cash. FCN is a privately held provider of communications systems to the hotel industry.

NOTE 16--PURCHASE COMMITMENT

  The Company entered into a Subcontract with a supplier in January 1998 which calls for the supplier to provide the Company with specified quantities of modems and certain multimedia components for a total contract price of $28,325,000, of which $3,580,000 was paid as a deposit by the Company in Fiscal 1998.

                                  SCHEDULE II

                                  NEWCOM, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                         BALANCE AT CHARGED TO  CHARGED                BALANCE AT
                         BEGINNING   COSTS AND  TO OTHER                 END OF
                         OF PERIOD   EXPENSES   ACCOUNTS  DEDUCTIONS     PERIOD
                         ---------- ----------- -------- ------------  ----------
Allowances are deducted
 from the assets to
 which they apply
Year ended February 28,
 1998:
Allowance for:
  Reserve for potential
   product obsolescence. $  355,000 $   480,000  $ --    $        --   $  835,000
  Uncollectible
   Accounts.............    923,000   2,175,000    --        (309,245)  2,788,755
  Reserve for returns
   and discounts .......    927,000  23,504,148    --     (23,766,116)    665,032
                         ---------- -----------  -----   ------------  ----------
                         $2,205,000 $26,159,148  $ --    $(24,075,361) $4,288,787
                         ========== ===========  =====   ============  ==========
Year ended February 28,
 1997:
Allowance for:
  Reserve for potential
   product obsolescence. $   70,000 $   285,000  $ --    $        --   $  355,000
  Uncollectible
   Accounts.............    935,000     812,000    --        (824,000)    923,000
  Reserve for returns
   and discounts .......    122,000  22,489,000    --     (21,684,000)    927,000
                         ---------- -----------  -----   ------------  ----------
                         $1,127,000 $23,586,000  $ --    $(22,508,000) $2,205,000
                         ========== ===========  =====   ============  ==========
Year ended February 29,
 1996:
Allowance for:
  Reserve for potential
   product obsolescence.            $    70,000  $ --    $        --   $   70,000
  Uncollectible
   Accounts............. $   30,000   1,057,000    --        (152,000)    935,000
  Reserve for returns
   and discounts........        --    2,115,000    --      (1,993,000)    122,000
                         ---------- -----------  -----   ------------  ----------
                         $   30,000 $ 3,242,000  $ --    $ (2,145,000) $1,127,000
                         ========== ===========  =====   ============  ==========