Form 10-Q
period 1998-05-31
NEWCOM INC
filed 1998-07-15
CIK 1042100

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended May 31, 1998             Commission File Number 0-23079


                                  NEWCOM, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                        95-4485355
      (State or other jurisdiction      (I.R.S. Employer Identification No.)
    of incorporation or organization)

                               31166 VIA COLINAS
                          WESTLAKE VILLAGE, CA  91362
                    (Address of principal executive offices)

Registrant's telephone number, including area code:    (818) 597-3200

Former name, former address and former fiscal year, if changed since last report: None


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                               ---    ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding at July 13, 1998
               -----                     ----------------------------

        Common Stock, par value               10,000,000 Shares
            $.001 per share

================================================================================

                                  NEWCOM, INC.

                                     INDEX


                                                                      Page No.

PART I.     FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

              Statement Regarding Financial Information                   1

              Condensed Balance Sheets as of May 31, 1998 and
              February 28, 1998                                           2

              Condensed Statement of Operations for the Three
              Months Ended May 31, 1998 and 1997                          3

              Condensed Statements of Cash Flows for the Three
              Months Ended May 31, 1998 and 1997                          4

              Notes to Condensed Financial Statements                     5

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         6


PART II.    OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K                            8


SIGNATURES                                                                9

                                  NEWCOM, INC.

                           QUARTER ENDED MAY 31, 1998

                         PART I. FINANCIAL INFORMATION



The financial statements included herein have been prepared by Newcom, Inc.
(the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 10-01 of Regulation S-X, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K and any amendments thereto for the year ended February 28, 1998 as filed with the SEC (file number 0-23079).

                                  NEWCOM, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                                              May 31,               February 28,
ASSETS                                                         1998                     1998
------                                                     ------------             ------------
CURRENT ASSETS
  Cash and equivalents                                      $ 1,335,558              $ 1,982,436
  Receivables-net                                            38,810,631               39,314,990
  Inventories                                                42,453,721               41,223,718
  Prepayments and deposits                                    3,671,995                7,463,622
  Prepaid and deferred income taxes                           1,728,220                1,156,220
  Other current assets                                          192,700                  296,214
                                                            -----------              -----------

   TOTAL CURRENT ASSETS                                      88,192,825               91,437,200
                                                            -----------              -----------

  Property and equipment, at cost                             3,526,819                3,461,435
  Less accumulated depreciation
     and amortization                                        (1,407,636)              (1,113,636)
                                                            -----------              -----------

 NET PROPERTY AND EQUIPMENT                                   2,119,183                2,347,799

  Engineering designs and drawings-net                          180,640                  216,768
  Deferred tax asset                                            102,000                  102,000
  Long term investments                                       5,000,000                       --
  Other assets                                                1,926,239                2,023,249
                                                            -----------              -----------
     Total                                                  $97,520,887              $96,127,016
                                                            ===========              ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
  Line of credit                                            $10,978,638              $ 6,580,676
  Accounts payable                                           28,288,985               32,734,140
  Due to Aura                                                19,160,805               19,433,338
  Accrued expenses                                              427,610                  274,490
                                                            -----------              -----------

   TOTAL CURRENT LIABILITIES                                 58,856,038               59,022,644

Notes payable                                                    16,443                   21,583

 COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock par value $.001 per share paid
 in capital.  Issued and outstanding 10,000,000
 and 10,000,000 shares respectively.                         32,223,221               32,223,221
 Retained earnings                                            6,425,185                4,859,568
                                                            -----------              -----------

   Total stockholders' equity                                38,648,406               37,082,789
                                                            -----------              -----------
   Total                                                    $97,520,887              $96,127,016
                                                            ===========              ===========

           See accompanying notes to condensed financial statements.

                                 NEWCOM, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MAY 31, 1998 AND 1997
                                  (UNAUDITED)

                                                      Three Months
                                                      ------------
                                                 1998              1997
                                                 ----              ----
GROSS REVENUES                                $23,477,266       $16,081,392
 Less discounts given                             258,816            30,678
 Less returns and allowances                      903,223           621,037
                                              -----------       -----------

NET REVENUES                                   22,315,227        15,429,677

 Cost of revenues                              15,407,279        10,397,883
                                              -----------       -----------

GROSS PROFIT                                    6,907,948         5,031,794

EXPENSES

 Research and development                              --             6,870
 Selling, general and administrative            4,212,247         2,728,857
                                              -----------       -----------
 Total expenses                                 4,212,247         2,735,727
                                              -----------       -----------

INCOME FROM OPERATIONS                          2,695,701         2,296,067
OTHER (INCOME) AND EXPENSE
 Other income                                    (101,440)          (17,150)
 Interest expense                                 603,524           535,735
                                              -----------       -----------

INCOME BEFORE INCOME TAXES                      2,193,617         1,777,482

 Provision for income taxes                       628,000           711,000
                                              -----------       -----------

 Net income                                   $ 1,565,617       $ 1,066,482
                                              ===========       ===========

BASIC EARNINGS PER SHARE                      $       .16       $       .14
                                              ===========       ===========

DILUTED EARNINGS PER SHARE                    $       .12       $       .14
                                              ===========       ===========

AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING
      BASIC/(a)/                               10,000,000         7,578,947
                                              ===========       ===========

      DILUTED                                  12,869,575         7,578,947
                                              ===========       ===========


/a/-Adjusted to reflect a 7,578.947 for 1 stock split which occurred in September, 1997 in conjunction with the Company's initial public offering.

           See accompanying notes to condensed financial statements.

                                 NEWCOM, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                  (UNAUDITED)


                                                                  1998                1997
                                                               -----------         -----------
NET CASH PROVIDED (USED) BY OPERATIONS                         $   925,684         $(7,884,664)
                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property and equipment                            (65,384)            (58,379)
    Investment in stock                                         (5,000,000)
                                                               -----------         -----------

  NET CASH (USED) BY INVESTING ACTIVITIES                       (5,065,384)            (58,379)
                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds(payments) from borrowing                        4,397,962          (3,143,420)
    Repayment of debt                                               (5,140)                 --
    Cash advances from Aura                                             --          16,200,832
    Cash repayments to Aura                                       (900,000)         (7,928,000)
                                                               -----------         -----------

    NET CASH PROVIDED BY FINANCING ACTIVITIES:                   3,492,822           5,129,412
                                                               -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                       (646,878)         (2,813,631)

Cash and cash equivalents at beginning of year                   1,982,436           2,813,631
                                                               -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 1,335,558         $        --
                                                               ===========         ===========

Supplemental disclosures of cash flow information
      Cash paid during the period for:
           Interest                                            $   228,524         $   108,821
           Income Tax                                              628,000                 800
                                                               ===========         ===========

           See accompanying notes to condensed financial statements.

                                 NEWCOM, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1)   MANAGEMENT OPINION

     The condensed financial statements include the accounts of Newcom, Inc. (the "Company").

     In the opinion of management, the accompanying condensed financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three months ended May 31, 1998.


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


3)   SIGNIFICANT CUSTOMERS

     The Company sold communication and multi-media products to four significant customers during the three months ended May 31, 1998. Sales of communication and multi-media products to these four major mass merchandisers accounted for approximately $17.7 million in the three months ended May 31, 1998 as compared to approximately $7.0 million in the three month period in the prior year.


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

     RESULTS OF OPERATIONS

     The Company earned $1,565,617 on net revenues of $22,315,227 for the quarter ended May 31, 1998, compared to earnings of $1,066,482 on net revenues of $15,429,677 for the comparable prior year quarter.

     The increase in net revenues of $6,885,550 for the three month period ended May 31, 1998 over the corresponding prior year period is a result of an increase in the volume of product sold primarily to the Company's mass market retail customers, including products such as the 56K V.90 modem, higher speed multi media kits and CD drives.

     Discounts and returns and allowances increased by $510,324 to $1,162,039 in the quarter ended May 31, 1998 from $651,715 in the comparable prior year quarter due primarily to the higher level of sales volume.

     Gross margins for the three months ended May 31, 1998 decreased to 30.9% from 32.6% in the prior year quarter, due primarily to the mix of products sold in the periods and the decline in margins on products such as the 33.6K modem and the slower speed multimedia kits and CD drives, partially offset by higher margins on the new 56K V.90 modem, higher speed multi media kits and CD drives.

     Selling, general and administrative expense for the three month period ended May 31, 1998 increased by $1,483,390 over the prior year period due primarily to increased levels of advertising support associated with the increased sales levels and increased staffing as the Company built up its infrastructure to support higher levels of sales.

     Net interest expense increased to $603,524 from $535,735 for the three month period ended May 31, 1998 over the prior year comparable period due to higher levels of borrowing on the Company's line of credit partially offset by lower levels of borrowing from the Company's parent.

     The provision for income taxes decreased to $628,000 from $711,000 in the three months ended May 31, 1998 compared to the prior year period. The decrease was due to tax timing differences including the balance of the net operating loss carry forward being utilized.

     LIQUIDITY AND CAPITAL RESOURCES

     In the three months ended May 31, 1998, cash decreased by $646,878 to $1,335,558 from $1,982,436 at February 28, 1998. Accounts payable and accrued expenses decreased by $4,292,045 from February 28, 1998 due to lower levels of purchasing of products for resale. Inventories increased by $1,230,003 due to the need to increase inventories to support the higher levels of sales volume on a continuing basis and due to the increasing variety of products carried by the Company. The increase in inventories is also attributable to the need to purchase long term lead item, such as chipsets, in advance for the Company's modems, sound cards and 3D sound cards that are being sold to the major retailers.

     The slight decrease in receivables of $504,359 is due to a more concentrated effort being placed on collections.

     Cash flows provided by operations were $925,684 compared to cash used of $7,884,664 in the prior year three months. Working capital decreased to $29,336,787 from $32,414,556 over the fiscal year end level, with the current ratio decreasing 1.50:1 from 1.55:1.

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



                                                   NEWCOM, INC.
                                          ------------------------------
                                                   (Registrant)



Date:    JULY 15, 1998                    By:  /s/ Steven C. Veen
     ---------------------                   ---------------------------
                                                   STEVEN C. VEEN
                                               Senior Vice President
                                              Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                            and Duly Authorized Officer)

                               INDEX TO EXHIBITS


       EXHIBIT                                                       SEQUENTIAL
       NUMBER                                                         PAGE NO.
       EX-27          FINANCIAL DATA SCHEDULE