Form 10-Q
period 1998-08-31
NEWCOM INC
filed 1998-10-15
CIK 1042100

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended August 31, 1998             Commission File Number 0-23079


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO __
                                                -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                     Outstanding at October 14, 1998
              -----                     -------------------------------

      Common Stock, par value                  10,000,000 Shares
           $.001 per share


================================================================================

                                 NEWCOM, INC.


                                     INDEX


                                                                                                  Page No.
PART I.  FINANCIAL INFORMATION

    ITEM 1.   Financial Statements

              Statement Regarding Financial Information                                               2

              Condensed Balance Sheets as of August 31, 1998 and
              February 28, 1998                                                                       3

              Condensed  Statement  of  Operations  for the Three  Months  and Six months
              Ended August 31, 1998 and 1997                                                          4

              Condensed  Statements  of Cash  Flows for the Six Months  Ended  August 31,
              1998 and 1997                                                                           5

              Notes to Condensed Financial Statements                                                 6

    ITEM 2.   Management's  Discussion and Analysis of Financial  Condition and Results of
              Operations                                                                              7


PART II. OTHER INFORMATION

    ITEM 4.   Submission of Matters to Vote by Security Holders                                      10

    ITEM 6.   Exhibits and Reports on Form 8-K                                                       10

SIGNATURES                                                                                           11

                                 NEWCOM, INC.

                         QUARTER ENDED AUGUST 31, 1998

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

                                 NEWCOM, INC.
                           CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                  AUGUST 31,       FEBRUARY 28,
ASSETS                                               1998              1998
--------                                         -----------        -----------
CURRENT ASSETS
  Cash and equivalents                           $ 1,272,841        $ 1,982,436
  Receivables-net                                 39,801,174         39,314,990
  Inventories                                     37,756,897         41,223,718
  Prepayments and deposits                         3,652,548          7,463,622
   Prepaid and deferred income taxes               1,426,220          1,156,220
   Other current assets                              182,221            296,214
                                                 -----------        -----------

  TOTAL CURRENT ASSETS                            84,091,901         91,437,200
                                                 -----------        -----------

  Property and equipment, at cost                  3,533,618          3,461,435
   Less accumulated depreciation
           and amortization                       (1,693,646)        (1,113,636)
                                                 -----------        -----------

  NET PROPERTY AND EQUIPMENT                       1,839,972          2,347,799

  Engineering designs and drawings-net               144,512            216,768
   Deferred tax asset                                102,000            102,000
   Long term investments                           5,000,000                 --
   Other assets                                    1,440,828          2,023,249
                                                 -----------        -----------
           Total                                 $92,619,213        $96,127,016
                                                 ===========        ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
  Line of credit                                 $12,000,000        $ 6,580,676
 Accounts payable                                 20,254,795         32,734,140
           Due to Aura                            20,192,757         19,433,338
   Accrued expenses                                  679,954            274,490
                                                 -----------        -----------

           TOTAL CURRENT LIABILITIES              53,127,506         59,022,644
Notes payable                                         15,604             21,583

  COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock par value $.001 per share paid
   in capital.  Issued and outstanding
   10,000,000 and 10,000,000 shares               32,223,221         32,223,221
   respectively.
   Retained earnings                               7,252,882          4,859,568
                                                 -----------        -----------

           Total stockholders' equity             39,476,103         37,082,789
                                                 -----------        -----------
           Total                                 $92,619,213        $96,127,016
                                                 ===========        ===========


           See accompanying notes to condensed financial statements.

                                 NEWCOM, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED AUGUST 31, 1998 AND 1997
                                  (UNAUDITED)

                                                THREE MONTHS                           SIX MONTHS
                                               ---------------                         ----------
                                           1998                1997              1998                1997
                                           ----                ----              ----                ----
GROSS REVENUES                            $31,455,222       $27,292,831       $54,932,488       $43,374,223
   Less discounts given                       202,548            32,792           461,364            63,470
   Less returns and allowances              8,018,186         4,933,304         8,921,409         5,554,341
                                          -----------       -----------       -----------       -----------
NET REVENUES                               23,234,488        22,326,735        45,549,715        37,756,412

   Cost of revenues                        16,340,448        15,225,628        31,747,727        25,623,511
                                          -----------       -----------       -----------       -----------
GROSS PROFIT                                6,894,040         7,101,107        13,801,988        12,132,901

EXPENSES

   Selling, general and administrative      5,248,539         3,410,659         9,460,786         6,146,386
                                          -----------       -----------       -----------       -----------
   Total costs and expenses                 5,248,539         3,410,659         9,460,786         6,146,386

INCOME FROM OPERATION                       1,645,501         3,690,448         4,341,202         5,986,515
OTHER (INCOME) AND EXPENSE
   Other income                              (137,217)          (30,071)         (238,657)          (47,221)
   Interest expense-net                       653,021           715,364         1,256,545         1,251,099
                                          -----------       -----------       -----------       -----------
INCOME BEFORE INCOME TAXES                  1,129,697         3,005,155         3,323,314         4,782,637

   Provision for income taxes                 302,000           756,399           930,000         1,467,399
                                          -----------       -----------       -----------       -----------
   Net income                             $   827,697       $ 2,248,756       $ 2,393,314       $ 3,315,238
                                          ===========       ===========       ===========       ===========

NET INCOME PER SHARE                      $       .08       $       .30       $       .24       $       .44
                                          ===========       ===========       ===========       ===========

AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING
   Basic/(a)/                              10,000,000         7,578,947        10,000,000         7,578,947
                                          ===========       ===========       ===========       ===========

   Diluted/(a)/                            12,869,575         7,578,947        12,869,575         7,578,947
                                          ===========       ===========       ===========       ===========



/a/-Adjusted to reflect a 7,578.947 for 1 stock split which occurred in September, 1997 in conjunction with the Company's initial public offering.


           See accompanying notes to condensed financial statements.

                                  NEWCOM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED AUGUST 31, 1998 AND 1997
                                  (UNAUDITED)

                                                                  1998                    1997
                                                                  ----                    ----
NET CASH PROVIDED BY (USED) IN OPERATIONS                     $ 1,466,564            $ (6,467,424)
                                                              -----------            ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment                             (72,183)               (225,356)
           Investment in stock                                 (5,000,000)                     --
                                                              -----------            ------------

  NET CASH PROVIDED BY (USED) IN INVESTING
           ACTIVITIES                                          (5,072,183)               (225,356)
                                                              -----------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds(payments) from borrowing                         5,419,324              (1,883,656)
  Cash advances from Aura                                         612,000              19,777,113
           Cash repayments to Aura                             (3,135,300)            (12,433,867)
                                                              -----------            ------------

   NET CASH PROVIDED BY (USED) IN FINANCING
   ACTIVITIES:                                                  2,896,024               5,459,590
                                                              -----------            ------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                     (709,595)             (1,233,190)

Cash and cash equivalents at beginning of year                  1,982,436               2,813,631
                                                              -----------            ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 1,272,841            $  1,580,441
                                                              ===========            ============

Supplemental disclosures of cash flow information
           Cash paid during the period for:
           Interest                                           $   527,591            $    250,154
           Income Tax                                             930,000                     800
                                                              ===========            ============



           See accompanying notes to condensed financial statements.

                                 NEWCOM, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1)   MANAGEMENT OPINION

     The condensed financial statements include the accounts of Newcom, Inc. (the "Company").

     In the opinion of management, the accompanying condensed financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three and six months ended August 31, 1998.


2)   SIGNIFICANT CUSTOMERS

     The Company sold communication and multi-media products to three significant customers during the six months ended August 31, 1998. Sales of communication and multi-media products to these major mass merchandisers accounted for approximately $34.5 million in the six months ended August 31, 1998. Sales to these customers in the comparable prior year period totalled approximately $19.1 million.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Report may contain forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors could also cause actual results to differ materially from those discussed in such forward-looking statements, including factors discussed in the Company's Form 10-K for the period ended February 28, 1998, and factors discussed in this Report.

     RESULTS OF OPERATIONS

     The Company earned $827,697 after tax on net revenues of $23,234,488 for the quarter ended August 31, 1998, compared to earnings of $2,248,756 after tax on net revenues of $22,326,735 for the comparable prior year quarter. For the six months ended August 31, 1998, the Company earned $2,393,314 after tax on net revenues of $45,549,715, compared to earnings of $3,315,238 after tax on revenues of $37,756,412 for the prior year six month period.

     The increase in net revenues of $907,753 and $7,793,303 for the three and six month periods ended August 31, 1998 over the corresponding prior year periods is a result of an increase in the variety and volume of product sold to mass merchandisers including products such as the 56K modem and higher speed multi media kits.

     Gross margins for the three months ended August 31, 1998 declined to 29.7% from 31.8% in the prior year quarter, and for the six months ended August 31, 1998 declined to 30.3% from 32.1% in the prior year comparable period. The primary reason for this decline is the reduction in margins for mature products such as the 33.6K modems and lower speed CD ROM drives that were sold as the 56K modems and higher speed CD ROM drives became the primary products in the modem and multimedia area.

     Selling, general and administrative expense for the three and six month periods ended August 31, 1998 increased by $1,837,880 and $3,314,400 over the prior year like periods due primarily to increased levels of advertising support associated with the increased sales levels and increased staffing as the Company built up its infrastructure to support higher levels of sales and increased complexity associated with dealing with large mass merchandisers. The increase in general and administrative expenses is also partially due to an increase in depreciation and amortization of $264,929 to $330,128 and $537,849 to $652,266 for the three and six months ended August 31, 1998 over the comparable periods ended August 31, 1997.

     Net interest expense decreased by $62,343 from $715,364 and increased by $5,546 from $1,251,099 for the three and six month periods ended August 31, 1998 due primarily to a lower average level of borrowing on the Company's line of credit offset partially by higher levels of borrowing from the Company's parent.

     The provision for income taxes decreased to $302,000 from $756,399 and $930,000 from $1,467,399 in the three and six months ended August 31, 1998 compared to the prior year periods due to the lower income levels.

     LIQUIDITY AND CAPITAL RESOURCES

     In the six months ended August 31, 1998, cash decreased by $709,595 to $1,272,841 from $1,982,436, at February 28, 1998. Accounts payable and accrued expenses decreased by $12,073,881 from February 28,1998. Inventories decreased by $3,466,821 as the Company made a concerted effort to sell product currently in stock and tighten its inventory control.

     The increase in receivables of $486,184 is due to the increase in sales volume which was concentrated in the last month of the quarter as sales began to increase for the fall selling season.

     Cash flows provided by operations were $1,466,564 compared to cash used in the prior year six months of $6,467,424. Working capital decreased to $30,964,395 from $32,414,556 from the fiscal year end level, with the current ratio improving slightly to 1.58:1 from 1.55:1.

     As of September 30, 1998 approximately $17 million was due to Aura under a promissory note from the Company to Aura, which note has been pledged by Aura to an Aura investor as collateral to secure an Aura obligation. In September 1998 an agreement-in-principle was reached among the Company, Aura and the investor to restructure the $17 million note. The proposed agreement calls for an initial cash payment and the issuance by the Company of a $3 million convertible note to the investor. The unpaid balance of the restructured note will continue to bear interest at the rate of 9%, and the Company will have the right to redeem the note subsequent to December 1, 1998, subject to certain conditions. The agreement-in-principle is subject to certain conditions and the execution of definitive documents.

     In the past the Company's cash flow generated from operations has not been sufficient to completely fund its working capital needs. Accordingly, the Company has also relied upon external sources of financing to maintain its liquidity, principally advances from the Company's parent, Aura Systems, and bank indebtedness. In order to finance continued growth it will be necessary for the Company to obtain additional working capital from external sources. The Company is presently seeking additional sources of financing, including bank and equity financing. No assurances can be provided that these funding sources will be available at the times and in the amounts required. The ongoing financial crisis in Asia may also have a negative effect on the Company's cash flow due to the potential requirements for cash advances to Asian vendors in order to ensure an adequate flow of product. However, this may be partially offset by reduced prices from Asian suppliers.

     FORWARD LOOKING STATEMENTS

     The Company wishes to caution readers that important factors, in some cases, have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for the third quarter of Fiscal 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

     Such factors include, but are not limited to, the following risks and contingencies: Changed business conditions in the consumer electronic industry and the overall economy; increased marketing and manufacturing competition and accompanying prices pressures; contingencies in initiating production at new factories along with their potential underutilization, resulting in production inefficiencies and higher costs and start-up expenses and; inefficiencies, delays and increased depreciation costs in connection with the start of production in new plants and expansions.

     Relating to the above are potential difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products and technologies when anticipated. There might exist a difficulty in obtaining raw materials, supplies, power and natural resources and any other items needed for the production of Company and other products, creating capacity constraints limiting the amounts of orders for certain products and thereby causing effects on the Company's ability to ship its products. Manufacturing economies may fail to develop when planned, products may be defective and/or customers may fail to accept them in the consumer marketplace.

     In addition to the above, risks and contingencies may exist as to the amount and rate of growth in the Company's selling, general and administrative expenses, and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures. Furthermore, any financing or other financial incentives by the Company under or related to major infrastructure contracts could result in increased bad debt or other expenses or fluctuation of profit margins from period to period. The focus by some of the Company's business on any large system order could entail fluctuating results from quarter to quarter.

     The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, such as trade restrictions impose yet other constraints on any Company statements. The cost and other effects of any legal proceedings may impose another factor which may or may not have an impact.

PART II - OTHER INFORMATION



ITEM 4 Submission of Matters to Vote by Security Holders

       The Company's 1998 Annual Meeting of Shareholders was held on
       August 25, 1998. At the Annual Meeting each of the company's nominees were elected to serve as directors of the Company. The election results are as follows:


Name                           For               Withheld            Abstain
----                           ---               --------            -------
Zane R. Alsabery             9,575,430             1,500              39,250
James M. Curran              9,565,730            11,200              39,250
Michael I. Froch             9,574,890             2,040              39,250
Saied Kashani                9,566,830            10,100              39,250
Asif M. Khan                 9,572,715             4,000              39,250
Sultan W. Khan               9,572,715             4,215              39,250
Gerald Papazian              9,573,390             3,540              39,250
Richard A. Rappaport         9,299,040           277,890              39,250
Alexander Remington          9,573,430             3,500              39,250
Steven C. Veen               9,570,430             6,500              39,250

The shareholders in addition, approved a proposal for the adoption of the 1998 Employee Stock Option Plan and for the adoption of the 1998 Non-Employee Director Stock Option Plan. The approval results are as follows:

                               For               Against             Withhold
                               ---               -------             --------
Employee Stock Option Plan   7,591,220           224,350              39,250

Non-Employee Director Stock
Option Plan                  7,553,383           249,262              32,150

ITEM 6 Exhibits and Reports on Form 8-K

       a) Exhibits:

       See Exhibit Index

       b)   Reports On Form 8-K:

       None

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NEWCOM, INC.
                                  --------------------------------------------
                                  (Registrant)



Date:   OCTOBER 15, 1998          By:  /s/Steven C. Veen
        ----------------               ---------------------------------------
                                          STEVEN C. VEEN
                                         Senior Vice President
                                        Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit                                                    Sequential
Number                                                       Page No.
EX-27           Financial Data Schedule

EX 10.18*       Employee Stock Option Plan

EX 10.19*       Non-Employee Director Stock Option Plan

*Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-8 (File No. 333-65189)