Form 10-Q
period 1998-11-30
NEWCOM INC
filed 1999-01-19
CIK 1042100

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended November 30, 1998         Commission File Number 0-23079


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

       Class                              Outstanding at January 18, 1999

       Common Stock, par value               11,337,953 Shares
       $.001 per share

===============================================================================

                                  NEWCOM, INC.


                                      INDEX


                                                                                                      Page No.


PART I.               FINANCIAL INFORMATION


         ITEM 1.      Financial Statements

                         Statement Regarding Financial Information                                          2

                         Condensed Balance Sheets as of November 30, 1998 and February 28, 1998
                                                                                                            3

                         Condensed  Statement  of  Operations  for the  Three  Months  and Nine
                         months Ended November 30, 1998 and 1997                                            4

                         Condensed  Statements of Cash Flows for the Nine Months Ended November
                         30, 1998 and 1997                                                                  5

                         Notes to Condensed Financial Statements                                            6

         ITEM 2.        Management's  Discussion and Analysis of Financial  Condition and Results
                        of Operations                                                                       7


     PART II.     OTHER INFORMATION


         ITEM 2.      Changes  in Securities and Use of Proceeds                                            12

         ITEM 3.      Defaults Upon Senior Securities                                                       15

         ITEM 6.      Exhibits and Reports on Form 8-K                                                      15

     SIGNATURES                                                                                             16

                                  NEWCOM, INC.

                         QUARTER ENDED NOVEMBER 30, 1998

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

                                                   NEWCOM, INC.
                                             CONDENSED BALANCE SHEETS
                                                    (Unaudited)


                                                                   November 30,              February 28,
Assets                                                                1998                      1998
------                                                            ------------              ---------------
Current assets
     Cash and equivalents                                         $             --           $      1,982,436
     Receivables-net                                                    35,628,124                 39,314,990
     Inventories                                                        29,457,329                 41,223,718
     Prepayments and deposits                                            4,018,437                  7,463,622
     Prepaid and deferred income taxes                                   1,600,000                  1,156,220
     Other current assets                                                       --                    296,214
                                                                  ----------------            ---------------

       Total current assets                                             70,703,890                 91,437,200
                                                                  ----------------                 ----------

     Property and equipment, at cost                                     3,629,813                  3,461,435
     Less accumulated depreciation
         and amortization                                               (1,987,646)                (1,113,636)
                                                                  -----------------           ----------------

   Net property and equipment                                            1,642,167                  2,347,799

     Engineering designs and drawings-net                                  108,384                    216,768
     Deferred tax asset                                                         --                    102,000
     Long term investments                                               5,000,000                         --
     Other assets                                                        1,398,775                  2,023,249
                                                                  ----------------            ---------------
         Total                                                   $      78,853,216           $     96,127,016
                                                                  ================            ===============

Liabilities and Stockholder's Equity

Current liabilities:
     Bank overdraft                                               $         74,854           $             --
     Line of credit                                                     11,953,478                  6,580,676
     Accounts payable                                                   21,733,649                 32,734,140
     Due to Aura                                                        19,069,953                 19,433,338
     Accrued expenses                                                      579,242                    274,490
                                                                  ----------------            ---------------

       Total current liabilities                                        53,411,176                 59,022,644

Notes payable                                                                9,515                     21,583

   COMMITMENTS AND CONTINGENCIES

Stockholders' equity
   Common   stock  par  value   $.001  per  share  paid  in
   capital.  Issued and outstanding 10,466,665
   and 10,000,000 shares respectively.                                  33,866,394                 32,223,221
   Retained earnings (deficit)                                          (8,433,869)                 4,859,568
                                                                  -----------------           ---------------

       Total stockholders' equity                                       25,432,525                 37,082,789
                                                                  ----------------            ---------------
       Total                                                     $      78,853,216           $     96,127,016
                                                                  ================                 ==========

                             See  accompanying  notes  to  condensed   financial
statements.



                                                   NEWCOM, INC.
                                        CONDENSED STATEMENTS OF OPERATIONS
                              THREE AND NINE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                                    (Unaudited)



                                                          Three Months                         Nine Months

                                                   1998               1997               1998               1997
                                                   ----               ----               ----               ----

Gross revenues                                   $     28,656,785    $     36,588,449   $     83,589,273    $     79,962,672
   Less discounts given                                    90,564             131,932            551,928             195,402
   Less returns and allowances                          8,051,799           6,282,310         16,973,208          11,836,651
                                                   --------------      --------------    ---------------     ---------------

Net Revenues                                           20,514,422          30,174,207         66,064,137          67,930,619

   Cost of revenues                                    28,219,083          21,604,389         59,966,810          47,227,900
                                                       ----------          ----------         ----------          ----------
Gross Profit                                           (7,704,661)          8,569,818          6,097,327          20,702,719

Expenses

   Selling, general and administrative                  9,114,611           4,299,283         18,575,397          10,445,669
                                                   --------------      --------------     --------------      --------------
   Total costs and expenses                             9,114,611           4,299,283         18,575,397          10,445,669

Income (loss) from operations                         (16,819,272)          4,270,535        (12,478,070)         10,257,050
Other (income) and expense
   Other income                                          (130,670)            (55,333)          (369,327)           (102,554)
   Interest expense-net                                   587,349             628,653          1,843,894           1,879,752
                                                    -------------       -------------     --------------       -------------

Income (loss) before income taxes                     (17,275,951)          3,697,215        (13,952,637)          8,479,852

   Provision (benefit) for income taxes                (1,589,200)            970,715           (659,200)          2,438,114
                                                   ---------------      -------------        ------------     --------------

   Net income (loss)                                 $(15,686,751)   $      2,726,500       $(13,293,437)   $      6,041,738
                                                      ============    ===============        ============    ===============

Net income (loss) per share-basic                  $        (1.55)     $         .29      $       (1.32)      $          .73
                                                    ==============      ============       =============       =============

Net income (loss) per share-diluted
                                                   $       (1.21)       $         .23     $       (1.03)       $         .66
                                                    =============        ============      =============        ============

Average common and common equivalent shares
outstanding
   Basic(a)                                            10,146,520           9,521,110         10,048,520           8,221,627
                                                 ================    ================   ================    ================

   Diluted(a)                                          13,016,095          11,804,470         12,918,095           9,160,668
                                                 ================    ================   ================    ================




a-Adjusted  to reflect a 7,578,947  for 1 stock split which  occurred in September,  1997 in  conjunction  with the
   Company's initial public offering.


       See  accompanying  notes  to  condensed   financial statements.



                                                   NEWCOM, INC.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                                    (Unaudited)





                                                                            1998                       1997
                                                                      --------------             -------------

Net cash provided by (used) in operations                             $    (1,075,339)          $     (17,931,739)
                                                                       ---------------           -----------------

Cash flows from investing activities:

   Additions to property and equipment                                       (168,378)                 (823,983)
   Investment in stock                                                     (5,000,000)                        --
                                                                      ----------------          ----------------

     Net cash provided by (used in) investing
         activities                                                        (5,168,378)                 (823,983)
                                                                      ----------------          ----------------

Cash flows from financing activities:

     Proceeds from issuance of common stock                                 1,750,000                19,030,000
     Financing and other fees paid                                           (104,000)               (2,959,877)
     Net proceeds (payments) from borrowing                                  5,360,734                 (162,555)
     Cash advances from Aura                                                 2,511,602                19,777,113
     Cash repayments to Aura                                               (5,257,055)              (15,907,529)
                                                                      ----------------              ------------

     Net cash provided by (used) in financing
     activities:                                                            4,261,281                19,777,152
                                                                       --------------            --------------

Net increase (decrease) in cash and cash equivalents
                                                                           (1,982,436)                1,021,430

Cash and cash equivalents at beginning of year                               1,982,436                 2,813,631
                                                                       ---------------           ---------------

Cash and cash equivalents at end of period                            $             --          $      3,835,061
                                                                       ===============           ===============

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
              Interest                                                $        742,326          $        411,807
              Income Tax                                                       930,000                       800
                                                                       ===============           ===============





In September 1997, $4,000,000 of payables to the company's parent, Aura Systems, Inc. was converted into equity in conjunction with the Company's Initial Public offering.






    See  accompanying  notes  to  condensed   financial statements.

                                  NEWCOM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)






1)       Management Opinion

         The condensed financial statements include the accounts of Newcom, Inc. (the "Company").

         In the opinion of management, the accompanying condensed financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three and nine months ended November 30, 1998.


2)       Significant Customers

         The Company sold communication and multi-media products to three significant customers during the nine months ended November 30, 1998. Sales of communication and multi-media products to these major mass merchandisers accounted for approximately $49.9 million in the nine months ended November 30, 1998. Sales to these customers in the comparable prior year period totalled approximately $39.6 million.

     None of the above customers are related or affiliated with the Company or any customers of the Company. The Company has no reason to believe that sales to any of these customers will not continue. Net revenues also declined in the quarter as a result of declines in sales of one of NewCom's significant customers to $1.5 million, compared to sales of $8 million in the immediately preceding quarter.

3)       Contingencies

     The Company is engaged in legal actions arising in the ordinary course of business. Provision for these matters has been made in the Company's financial statements as deemed necessary.

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

           Results of Operations

     The Company lost $15,686,751 after tax on net revenues of $20,154,422 for the quarter ended November 30, 1998, compared to earnings of $2,726,500 after tax on net revenues of $30,174,207 for the comparable prior year quarter. For the nine months ended November 30, 1998, the Company lost $13,293,437 after tax on net revenues of $66,064,137, compared to earnings of $6,041,738 after tax on net revenues of $67,930,619 for the prior year nine month period.

     The decrease in net revenues of $9,659,785 and $1,866,482 for the three and nine month periods ended November 30, 1998 over the corresponding prior year periods is largely a result of price pressure at the retail channel. Prices for standard existing products such as 33.6K and 56K modems as well as 24X and 32X CD ROM drives have declined from previous periods. This decline resulted in lower revenues per item shipped. The Company is focusing on changing its product mix over the next few months to higher value products. New products include the E-CAM, a digital computer camera, DVD 3 systems, Thin Client Server (internet computer system), wireless network system and USB product lines. The Company is also preparing for the sale of ADSL and cable modems that will be available later in the year. Net revenues also declined in the quarter as a result of declines in sales of one of NewCom's significant customers to $1.5 million, compared to sales of $8 million in the immediately preceding quarter.

     Gross margins for the three months ended November 30, 1998 were a negative $7,704,661 as compared to $8,569,818 in the prior year quarter. For the nine month period, gross margins declined to $6,097,327 or 9.2% compared to $20,702,718 or 30% in the previous year period. Excluding the effects of the writedown of inventory of $10 million, the gross margins declined to 11.2% and 24.4% for the three and nine months ended November 30, 1998 as compared to 28.1% and 30.5% in the prior year comparable periods. Gross margins decreased in the quarter ended November 30, 1998, as a result of price pressure and a $10 million writedown of inventory to reflect market conditions. Price protection programs at the mass merchandiser retailers have put additional pressure on the Company's margins. The Company has also focused on selling its existing inventory and sacrificed margin in order to attempt to maintain market share. Additionally, the Company focused on reducing its inventory to minimize exposure to future price declines.

     The Company has started a program to better control the flow of inventory through the mass retail channel. To reduce exposure to price protection risks the Company will attempt to limit inventory in the mass retail channel to less than one month. This program is expected to take several months before it will become effective.

     Selling, general and administrative expense for the three and nine month periods increased by $4,815,328 and $8,129,728 respectively, over the comparable prior year periods. The increases are primarily a result of higher advertising support such as co-op advertising, rebates and Merchandise Development Funds due mainly to increased pressure from the major mass merchandisers for these type of sales incentives. The Company is attempting to reduce these types of pressures as it goes forward by focusing on changing its product mix to higher value products, but expects them to continue for at least several months. Additionally, depreciation and amortization has increased by approximately $237,000 and $775,000 in the three and nine months ended November 30, 1998 over the prior year comparable periods.

     Net interest expense decreased by $18,234 from $628,653 and $12,788 from $1,879,752 for the three and nine month periods ended November 30, 1998 due primarily to a lower average level of borrowing on the Company's line of credit offset partially by higher levels of borrowing from the Company's parent.

     The Company had a tax benefit for the three and nine months ended November 30, 1998 of $1,589,200 and $659,200 compared to a provision for taxes of $970,715 and $2,438,114 in the prior year periods.

         Liquidity and Capital Resources

     At November 30, 1998, the Company had no cash compared to a cash balance of $1,982,436 at February 28, 1998. Subsequent to November 30, 1998, the Company raised $4 million through equity and debt financings in December 1998. At November 30, 1998, the Company had approximately $35.6 million of net outstanding receivables compared to $39.3 million at February 28, 1998. The decrease in receivables of $3,686,866 is due to the lower sales volume for the quarter coupled with the increased levels of co-op advertising and Merchandise Development Fund credits in the quarter as previously discussed. Accounts payable and accrued expenses decreased by $11,000,491 from February 28,1998.

     Cash flows used in operations were $1,075,339 compared to cash used in the prior year nine months of $17,931,739. Working capital decreased to $17,292,714 from $32,414,556 at the fiscal year end with the current ratio decreasing to 1.32:1 from 1.55:1.

     Historically, the Company's operations have been capital intensive due to the nature of the Company's business and increasing sales volume since inception. Financing has come from four principal sources: sales revenues, loans from Aura, borrowings from commercial lending institutions and the sale of Common Stock to the public and to private investors.

     In order to generate additional working capital, in November and December of 1998 the Company completed private placements of equity financings which generated gross proceeds of $4.75 million. One of the placements included an agreement to purchase an additional $1 million of the Company's equity in the future, subject to certain conditions. The Company also borrowed $1 million from a group of private investors in December 1998. For information regarding the terms of these financings, see "Item 2. Changes in Securities and Use of Proceeds" appearing elsewhere in this Report.

     During the quarter ending November 30, 1998, the Company experienced significant delays in the collection of its receivables. As a result of these delays the Company has in turn been delayed in its ability to pay certain obligations to trade creditors and has been limited in its ability to borrow under its commercial line of credit with a secured lender, the availability of which is determined based upon a formula percentage of eligible receivables. The Company is now taking measures to reduce its overhead until cash flow improves.

     The secured line of credit provided for available borrowings equal to 60% of eligible accounts receivable, up to a maximum amount of $12 million. The line is secured by substantially all of the operating assets of the Company. In January 1999 the Company was notified by the lender that the Company was not in compliance with the borrowing formula and, therefore, it would no longer continue to advance funds under the line of credit and would require NewCom to cooperate with it to repay the outstanding balance on an agreed upon basis. At January 14, 1999, approximately $10.7 million of principal and interest was outstanding under this facility. Subsequently, the lender advised NewCom that it would consider allowing the Company to resume borrowing against the line of credit at such time as NewCom reduced the outstanding balance under the line and demonstrated improvement in its eligible receivables base.

     Prior to NewCom's initial public offering in September 1997, Aura provided a significant portion of NewCom's working capital requirements. In connection with NewCom's initial public offering in September 1997 Aura indicated that it would not continue to provide working capital to NewCom on a basis consistent with past practices. Advances by Aura in the current fiscal year have been limited to short term borrowings and are not expected to be a significant source of working capital in the future. In addition, as discussed below, most of NewCom's indebtedness to Aura is evidenced by an outstanding promissory note which was due and payable in September 1998, which has been pledged by Aura to a third party to secure Aura indebtedness which became due and payable in October 1998.

     As of January 13, 1999, of approximately $20 million of intercompany indebtedness due to Aura from NewCom, approximately $18.5 million was due to Aura under a promissory note from the Company to Aura (the "Aura Note"), which note was pledged by Aura to an Aura investor to secure indebtedness of Aura. Because Aura's indebtedness to the Aura investor is due and payable, the Aura investor retains the right to demand payment in full of the Aura Note if a restructuring of this indebdtness does not occur. In September 1998 an agreement in principle was reached among the Company, Aura and the Aura investor to restructure the Aura Note. The agreement called for an initial cash payment and the issuance by the Company of a $3 million convertible note to the Aura investor. The note would bear interest at the rate of 9% per annum and the Company would have the right to redeem the Aura Note on certain terms and conditions. The agreement in principal was subject to certain conditions, including obtaining financing from a third party lender and the execution of definitive documents. As of the date of this Report, the Company had not obtained a financing commitment from a third party lender. Unless and until the restructuring among Aura, NewCom and the Aura investor is finalized, the Aura investor could demand payment of the entire principal and accrued interest due and payable. The investor has advised the Company that it has no present intention of demanding payment under the Aura Note and intends to work with the Company to complete a restructuring. There are no assurances however, that the restructuring will be consummated.

     In August 1998 the Company granted a junior security interest on its inventory, equipment and accounts receivable to one of its suppliers of computer components to secure payments due to the supplier. Subsequently, the Company allowed the supplier to obtain a judgment against NewCom in the amount due of approximately $13.6 million, of which approximately $12.6 million remains outstanding as of the date of this Report. The Company is engaged in discussions with the supplier to reach agreement on payment terms for the outstanding indebtedness. However, there are no assurances that an agreement will be reached. The supplier's lien is junior to the lien of the Company's commercial lender which secures the line of credit.

     In the past the Company's cash flow from operations has not been sufficient to fully fund its working capital needs. The Company has also relied upon external sources of financing, including advances from Aura, bank indebtedness and equity financing. In order for the Company to maintain its present level of operations it will be necessary for NewCom to resume borrowings under its line of credit or obtain debt financing to repay the existing line of credit, and to obtain additional working capital through external sources, including bank and equity financings. There are no assurances that adequate funds will be available at the times and in the amounts required, if at all. The failure to obtain adequate funding as and when required would have a material adverse effect on the business and operations of NewCom.

          Year 2000

     The Company relies heavily on computers in its internal and external financial reporting systems. In addition, computers are used extensively throughout the Company to perform critical operating activities including the processing of payroll, accounts receivable and accounts payable and to perform critical analyses. The Company also makes use of computers for efficient communication with employees and customers, including extensive use of e-mail systems and the Internet, and is expected to expand its use of such technology in the future. Finally, embedded technology such as microcontrollers are commonly found in equipment used throughout the Company's operations. The complete failure of these systems could have a material negative impact on the operations of the Company. In addition, most of the Company's major suppliers and customers rely heavily on similar computer systems, and failures in such systems could disrupt their operations.

     The Company is substantially complete in assessing and addressing Year 2000 issues in its major computer systems. Most of the Company's major systems are Year 2000 compliant or have been updated in the normal course of business with applications that are Year 2000 compliant. No system replacements were made or accelerated to comply with Year 2000 issues, but rather were made to address other operating issues.

     In addition to substantially addressing Year 2000 issues in its own critical computer systems, the Company is in the process of contacting its major customers and vendors to assess their progress in addressing their Year 2000 issues. The Company expects to have responses from these customers and vendors by the first quarter of fiscal 2000. The Company believes that in making these contacts it can minimize the risks associated with Year 2000 failures of such vendors and customers. The Company can give no assurance that the systems of other companies on which the Company's systems rely will be converted or otherwise addressed on time, or that a failure to convert by another company would not have a material adverse effect on the Company.

     While the Company has and will continue to make efforts to address Year 2000 issues, the Company could experience disruptions in its operations as a result of failures in its own systems and those of its major vendors or customers.

     To date, the total amount spent on Year 2000 issues has been less than $25,000 and has not been material to the Company's operations or financial condition. Based on current assessments, the Company expects to incur less than $50,000 in additional expenditures to address Year 2000 issues. However, these estimates are subject to revisions based on future assessments and responses from vendors and customers.

     Estimates of the costs or consequences of incomplete or untimely resolution of Year 2000 issues would be speculative. The Company will continue to assess and address Year 2000 issues and expects to fund such efforts through operating cash flows and, if necessary, external sources of financing.

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

PART II - OTHER INFORMATION



ITEM 2.       Changes in Securities and Use of Proceeds

         In November  1998 and December  1998 the Company  completed  equity and
debt  financings.   Following  is  a  description  of  certain  terms  of  these financings.


The November 1998 Placement

         In November 1998, the Company completed a private placement of its Common Stock, Warrants and repricing rights pursuant to Regulation D of the Securities Act of 1933 to a private investor. Under the terms of the placement the Company received gross proceeds of $1.75 million in exchange for the issuance of 466,665 shares of its Common Stock ("November Placement Shares"), Warrants exercisable for up to 58,000 shares of Common Stock at an exercise price of $4.87, and repricing rights (the "November Repricing Rights") for the November Placement Shares.

         Repricing Rights

         The November Repricing Rights entitle the holder to purchase that number of shares of Common Stock ("November Repricing Shares") determined by multiplying the number of November Repricing Rights during a repricing period by a fraction, the numerator of which is the November Repricing Price (as determined below) minus the average market price (defined as the average of the 20 lowest bid prices in the 45 day period preceding the repricing date), and the denominator of which is the average market price. 50% of the November Repricing Rights are automatically exercised on the 45th and 90th days following the effective date of a Registration Statement covering the Common Stock issued or issuable in connection with the November 1998 Placement. If no shares are issuable upon the exercise of the November Repricing Rights, the November Repricing Rights terminate.

     The "November Repricing Price" for the November Repricing Rights is $4.275 (114% of the initial per share purchase price) if the November Repricing Rights are exercised on the 45th day following the effectiveness of the Registration Statement; $4.35 (116% of the initial per share purchase price) if the November Repricing Rights are exercised on 90th day following the effective date of the Registration Statement.

         Right of Redemption by NewCom

         The Company is entitled to repurchase the November Placement Shares and the Warrants for a purchase price equal to the amount of the original purchase price of the securities plus 1.67% per month for each month following the closing of the November 1998 Placement. The Company is also entitled to repurchase the November Repricing Rights for the market value of the November Repricing Rights.


         Restrictions on Transfer of Purchased Securities

         The securities issued or proposed to be issued in the November 1998 Placement are being issued under exemptions from registration afforded under Regulation D of the Securities Act of 1933 and Section 4(2). The Company has agreed to file a Registration Statement in order to register the Common Stock acquired by the investors in the November 1998 Placement, including Repricing Shares and shares issuable upon exercise of the Warrants.

The December 1998 Placement

         On  December  1,  1998  (the  "Initial  Closing  Date"),   the  Company
consummated a private placement of its Common Stock, Warrants and Repricing Rights pursuant to Regulation D of the Securities Act of 1933 to three private investors. On the Initial Closing Date the Company received gross proceeds of $3 million in exchange for the issuance of 871,288 shares of its Common Stock, Warrants exercisable for five years for up to 166,337 shares of Common Stock at an exercise price of $4.545, and 792,088 Repricing Rights.

     Under the terms of this financing the investors are committed to fund an additional $1 million in exchange for Common Stock and Repricing Rights between 65-95 days after a Registration Statement covering the resale of the securities issued in connection with the initial $3 million financing has been declared effective by the Securities and Exchange Commission ("SEC"), subject to the satisfaction of certain conditions (the "Second Closing"). These conditions include the requirement that the average market price of NewCom's Common Stock (defined as the two lowest closing bid prices during the 20 trading days immediately preceding the Second Closing date) be at least $4.00 at the time of the Second Closing.

         At the Second Closing the investors are entitled to receive the number of shares of Common Stock equal to 110% of the amount determined by dividing $1 million by the market value of the Common Stock at the time of the Second Closing (the "Second Closing Date Price," which is equal to the average closing bid prices for the five consecutive trading days ending on the day immediately preceding the Second Closing date)(the "Second Closing Shares"). The investors are also entitled to receive Repricing Rights at the Second Closing equal to 90.91% of the number of Second Closing Shares issued.

         On December 28, 1998, the same investors consummated an additional financing with NewCom and Aura whereby they advanced an aggregate of $1.0 million to NewCom pursuant to certain Notes secured by a junior lien on NewCom's inventory and accounts receivable and issued an aggregate of 75,000 Warrants to purchase NewCom Common Stock. The Notes bear interest at the rate of 10% and are due and payable on the earlier of January 31, 1999, or the date on which NewCom increases its existing line of credit. The 75,000 Warrants have a term of five year and are initially exercisable for 75,000 shares of Common Stock at an exercise price of $3.75. The exercise price is automatically adjusted six months following their issuance to the lower of $3.75 or the market price of NewCom Common Stock at such time, in accordance with a specified formula. References in this Report to the December 1998 Placement include the financing consummated on December 1, 1998 and the additional financing consummated on December 28, 1998.

         Repricing Rights

         The Repricing Rights entitle the holder to purchase that number of shares of Common Stock ("Repricing Shares") determined by multiplying the number of Repricing Rights by a fraction, the numerator of which is the Repricing Price minus the Average Market Price (as defined below), and the denominator of which is the Average Market Price (defined as the two lowest closing bid prices during the 20 trading days immediately preceding the exercise date of the Repricing Rights).

         The "Repricing Price" for the 792,088 Repricing Rights received on the Initial Closing Date is $4.32, being 114% of the Initial Closing Date Price of $3.79 (computed based upon the average closing bid prices for the five consecutive trading days ending on the day immediately preceding the Initial Closing Date) if the Repricing Rights are exercised within 135 days of the Initial Closing Date; $4.40, being 116% of the Initial Closing Date Price, if the Repricing Rights are exercised between the 136th and 180th day of the Initial Closing Date; and an additional 2% during each 45 day period following 180 days from the Initial Closing Date.

         The "Repricing Price" for the Repricing Rights issuable at the Second Closing is 114% of the Second Closing Date Price if the Repricing Rights are exercised within 45 days of the Second Closing Date; 116% if the Repricing Rights are exercised between the 46th and 90th day of the Second Closing Date; and an additional 2% during each 45 day period following 180 days from the Second Closing Date.

         The Repricing Price is increased by 7.5% if the Common Stock is listed for trading on the Nasdaq SmallCap Market, and 15% if the Common Stock is not listed on a national stock exchange or the Nasdaq Stock Market or upon the occurrence of a "Repurchase Event" as described below.

         The investors also have the right to elect to receive shares of Aura Common Stock ("Aura Repricing Shares") upon exercise of the Repricing Rights in lieu of NewCom Common Stock, based upon the Average Market Price of Aura Common Stock at the time of exercise of the Repricing Rights.

         Restrictions On Exercise of Repricing Rights

         During each consecutive 30 day period during which any Repricing Rights first become exercisable until June 29, 1999, the investor may not exercise more than 20% of the then issued Repricing Rights. Any unutilized Repricing Rights in a 30 day period may be carried forward to subsequent periods. In no event may Repricing Rights be exercisable if such exercise would result in the investor and its affiliates beneficially owning more than 9.9% of the Company's outstanding Common Stock.

         Termination of Repricing Rights

     Subject to certain terms and conditions, so long as the Company and Aura are in compliance in all material respects with the terms of the financing documents and a Registration Statement covering the Common Stock held by the investors is in effect, 20% of the Repricing Rights shall terminate on the first trading date in a calendar month if in the preceding month the average market price during the preceding month is greater than $4.73 and the average daily trading volume in such preceding month is greater than the average daily trading volume for the 30 days prior to December 1, 1998.

         Repurchase of Repricing Rights

         The Company is entitled to repurchase exercised Repricing Rights under certain conditions by paying to the holder an amount in cash equal to the closing sale price of the Common Stock on the date of exercise multiplied by the number of Repricing Shares otherwise required to be issued.

         Repurchase Right of Investor

         Upon the occurrence of a "Repurchase Event" described below, each investor has been granted the right to require the Company to repurchase the Common Stock and Repricing Rights acquired from the Company at the per share price equal to the average of the closing sale prices of the Common Stock for the five trading days ending on the trading day preceding the date of repurchase. In addition, if the Company fails to obtain stockholder approval for this financing on or before January 29, 1999, the investors are entitled to require the Company to repurchase the Common Stock, Repricing Rights and Warrants for the amount equal to the number of shares of Common Stock received by the investor at the Initial Closing multiplied by $4.17, being 110% of the Initial Closing Date Price.

         For purposes of exercising the investor's repurchase right, a Repurchase Event includes the following events: no closing bid prices are reported for the Common Stock on a national securities exchange or the Nasdaq Stock Market for five consecutive days; the Common Stock ceases to be listed for trading on a national securities exchange or the Nasdaq Stock Market; a Registration Statement covering the Common Stock issued or issuable to the investors is not filed with the SEC by January 29, 1999, or the Registration Statement is not declared effective by the SEC by March 31, 1999; the investor is unable to sell shares under the Registration Statement for 30 or more days after the Registration Statement becomes effective; the Company fails to issue Repricing Shares as and when required; the Company fails to remove restrictive legends from share certificates for the Common Stock as and when required; the Company or Aura defaults under material obligations under the placement documents and such default remains uncured for a period of 15 days after an investor provides notice of the default to the Company; NewCom merges with or is acquired by another company whose common stock is not listed for trading on a national securities exchange or The Nasdaq Stock Market; or the Company amends its certificate of incorporation or bylaws in a manner which materially and adversely affects the rights of the investors.

         Restrictions on Issuance of Additional Securities

         The financing documents contain certain restrictions on the Company's ability to issue additional securities. Specifically, the Company may not issue any additional securities which would require stockholder approval under Nasdaq rules without either obtaining a waiver from Nasdaq or obtaining stockholder approval if such issuance would be deemed by Nasdaq to be part of the December 1998 Placement. In addition, until June 26, 1999, subject to certain exceptions, the Company is prohibited from issuing its equity securities without the consent of the investors. The investors have also been granted a right of first refusal for any financings similar to the December 1998 Placement during the period from the Second Closing Date to December 1, 1999, and for any other proposed financings involving the sale of Common Stock at a discount during the period between June 26, 1999 and December 1, 1999.

         Restrictions on Transfer of Purchased Securities

         The securities issued or proposed to be issued in the December 1998 Placement are being issued under exemptions from registration afforded under Regulation D of the Securities Act of 1933 and Section 4(2). The Company has agreed to file a Registration Statement in order to register the Common Stock acquired by the investors in the December 1998 Placement, including Repricing Shares and shares issuable upon exercise of the Warrants. Aura has also agreed to use its best efforts to register Aura Common Stock issuable upon exercise of the Repricing Rights.

ITEM 3.       Defaults Upon Senior Securities

     For information regarding defaults under outstanding indebtedness of NewCom, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" appearing elsewhere in this Report.


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







                                              NEWCOM, INC.
                                              (Registrant)






Date:     January 18, 1999                     By:  /s/Steven C. Veen
      ------------------------------                ---------------------------
                                                    Steven C. Veen
                                                    Senior Vice President
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                                 INDEX TO EXHIBITS


      Exhibit                                                                                              Sequential
      Number                                                                                                Page No.


     EX 10.20        Form of  Subscription  Agreement dated as of November
                     30, 1998, by and between the Company and the Buyers.

     EX 10.21        Form of Warrant issued on December 1, 1998.

     EX 10.22        Parent  Agreement  dated as of November 30, 1998, by and
                     among the Company,  Aura Systems, Inc. and the Original Holders

     EX 10.23        Note  Purchase  Agreement  dated as of  November  30,
                     1998, by and between the Company and the Buyers.

     EX 10.24        Form of Warrant issued on December 28, 1998.


     EX 10.25 Amendment Agreement dated as of December 28, 1998, by and among the Company, Aura Systems, Inc, and the Original
                     Holders.

     EX-27           Financial Data Schedule